Form 10-Q
period 2004-03-31
MEMORY PHARMACEUTICALS CORP
filed 2004-05-20
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number: 000-50642

Memory Pharmaceuticals Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-336475 (I.R.S. Employer Identification No.)

100 Philips Parkway, Montvale, New Jersey (Address of Principal Executive Offices)	07645 (Zip Code)

Registrant’s telephone number, including area code: 201-802-7100

None

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 17, 2004, the registrant had 20,203,696 shares of Common Stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

(Continued)

Part I. Financial Information

Item 1. Unaudited Financial Statements

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,634	$30,107
Receivables	—	2,019
Prepaid and other current assets	3,078	1,664

Total current assets	26,712	33,790
Property and equipment, net	10,449	9,085
Restricted cash	505	505
Other assets	46	54

Total assets	$37,712	$43,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$981	$1,754
Accrued expenses	3,136	3,103
Current portion of equipment notes payable	1,929	1,675
Deferred revenue – current	2,982	2,982

Total current liabilities	9,028	9,514
Equipment notes payable, less current portion	2,248	2,112
Deferred revenue – long-term	16,245	16,990

Total liabilities	27,521	28,616

Redeemable convertible preferred stock, Series A, B, C, D and R; $0.001 par value per share;
Authorized 39,217,908 shares at March 31, 2004 and December 31, 2003	86,750	86,598
Accrued dividends on redeemable convertible preferred stock	19,442	17,677

Total redeemable convertible preferred stock and accrued dividends	106,192	104,275

Stockholders’ deficit:
Common stock, $0.001 par value per share. Authorized 17,758,666 shares at March 31, 2004 and December 31, 2003; issued and outstanding 1,149,016 at March 31, 2004 and 1,138,203 at December 31, 2003	1	1
Additional paid-in capital	6,548	5,410
Accumulated deficit	(101,065)	(94,316)
Deferred compensation	(1,485)	(552)

Total stockholders’ deficit	(96,001)	(89,457)

Total liabilities and stockholders’ deficit	$37,712	$43,434

See accompanying notes to financial statements.

(Continued)

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$2,371	$1,723
Operating costs and expenses:
Research and development	5,815	5,394
General and administrative	1,378	964

Total operating costs and expenses	7,193	6,358

Loss from operations	(4,822)	(4,635)

Interest:
Income	97	123
Expense	(105)	(116)

Interest (expense) income, net	(8)	7

Net loss before income taxes	(4,830)	(4,628)

Income taxes	2	6

Net loss	(4,832)	(4,634)

Less redeemable convertible preferred stock dividends and accretion	1,917	1,665

Net loss attributable to common stockholders	$(6,749)	$(6,299)

Basic and diluted net loss per common share	$(5.89)	$(8.41)

Basic and diluted weighted average number of common shares outstanding	1,146,307	749,182

Proforma basic and diluted net loss per common share	$(0.33)	$(0.35)

Proforma basic and diluted weighted average number of common shares outstanding	14,443,270	13,118,683

See accompanying notes to financial statements.

(Continued)

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows used in operating activities:
Net loss	$(4,832)	$(4,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	423
Non-cash stock based compensation	197	11
Changes in operating accounts:
Receivables	2,019	(500)
Prepaid and other current assets	(1,414)	80
Other assets	8	7
Accounts payable	(773)	(1,455)
Accrued expenses	33	(1,170)
Deferred revenue	(745)	1,652

Net cash used in operating activities	(5,043)	(5,586)

Cash flows used in investing activities:
Additions to property and equipment	(1,828)	(291)
Change in restricted cash	—	(1)

Net cash used in investing activities	(1,828)	(292)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	8	18
Proceeds from equipment notes payable	960	1,038
Principal repayment equipment notes payable	(570)	(464)

Net cash provided by financing activities	398	592

Net decrease in cash and cash equivalents	(6,473)	(5,286)

Cash and cash equivalents, beginning of period	30,107	29,474

Cash and cash equivalents, end of period	$23,634	$24,188

Supplemental cash flow information:
Cash paid for interest	$105	$116
Cash paid for taxes	4	16
Accrued dividends on redeemable convertible preferred stock	1,765	1,565
Accretion of redeemable convertible preferred stock to liquidation value	152	100

See accompanying notes to financial statements.

(Continued)

MEMORY PHARMACEUTICALS CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(in thousands, except for share and per share amounts)

(1)	Basis of Presentation

Memory Pharmaceuticals Corporation (the “Company”) is a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, and also include certain psychiatric disorders such as depression and schizophrenia.

The unaudited financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004.

Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

(2)	Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting for employee stock options described above, and has adopted only the disclosure requirements of SFAS No. 148.

The Company accounts for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant. The factor that most affects the accounting for stock-based compensation is the fair value of the Company’s common stock at the measurement date. As of March 31, 2004, the Company’s common stock was not publicly traded. As a result, in valuing the Company’s common stock, stock options and warrants in this Form 10-Q, the Company considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued.

(Continued)

The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included herein.

	Three Months ended March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(6,749)	$(6,299)
Add: Stock-based employee compensation expense included in reported net loss	197	11
Deduct: Employee stock-based compensation expense under fair-value method	(215)	(57)

Pro forma net loss attributable to common stockholders	$(6,767)	$(6,345)

Pro forma basic and diluted net loss per common share	$(5.90)	$(8.47)

The per share weighted average fair value of stock options granted during the first quarter 2004 and 2003 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: 60% volatility, expected dividend yield of 0%, an expected life of five years and risk-free interest rates of 3.2% and 3.5%, respectively. These assumptions resulted in weighted-average fair values of $11.97 and $0.42 per share for stock options granted in the first quarter 2004 and 2003, respectively.

Stock Options

During the first quarter of 2004, the Company granted 100,000 stock options to an employee at an exercise price of $2.70 per share pursuant to the 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1,130 attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. Compensation expense is recognized ratably over the vesting period. The Company recognized $197 of compensation expense during the first quarter 2004.

(3)	Net Loss Per Share

Diluted weighted average shares outstanding exclude shares underlying the Company’s redeemable convertible preferred stock, stock options and warrants, since the effects would be antidilutive. Such shares are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Common stock options	2,483,597	2,608,910
Warrants	164,514	56,192
Redeemable convertible preferred stock	13,295,427	12,369,501

Total	15,943,538	15,034,603

Pro Forma Net Loss Per Share

The pro forma basic and diluted net loss per share attributable to common stockholders and related shares reflect the automatic conversion of redeemable convertible preferred stock into common stock upon the completion of the initial public offering on April 8, 2004, using the as converted method from the beginning of the quarter ended March 31, 2004. Pro forma adjustments have been computed assuming the initial public offering was consummated at the beginning of the quarter ended March 31, 2004.

(Continued)

The following table reconciles the net loss attributable to common stockholders used in the computation of basic and diluted net loss per share to the pro forma net loss attributable to common stockholders:

	Three Months ended March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(6,749)	$(6,299)
Reversal of accrued preferred dividends	1,765	1,565
Reversal of accretion of issuance costs	152	100

Pro forma net loss attributable to common stockholders	$(4,832)	$(4,634)

The following table reconciles the weighted average number of common shares used in the computation of basic and diluted weighted average common shares outstanding to the pro forma basic and diluted weighted average number of common shares outstanding:

	Three Months ended March 31,
	2004	2003
Basic and diluted weighted average number of common shares outstanding	1,146,307	749,182
Weighted average number of common shares assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	13,296,963	12,369,501

Pro forma basic and diluted weighted average common shares outstanding	14,443,270	13,118,683

(4)	Redeemable Convertible Preferred Stock

The following table summarizes the redeemable convertible preferred stock outstanding, by series, as of March 31, 2004:

				Liquidation		Common
		Shares	Carrying	value per	Conversion	stock
Series	Date Issued	Outstanding	Amount (1)	share	ratio	equivalents
A	April 1998	1,000,000	$987	$1.00	0.3333	333,332
B	December 1998, March 1999	6,142,857	10,732	$1.75	0.3333	2,047,615
C (2)	June, August 2000	10,000,000	24,976	$2.50	0.3559	3,558,521
D	March, April 2002	19,290,130	40,536	$2.15	0.3333	6,430,033
Roche(3)	September 2003	2,777,778	9,519	$3.60	0.3333	925,926

			$86,750			13,295,427

(1)	The proceeds from the issuance of Series A, Series B, Series C, Series D and Series Roche redeemable convertible preferred stock were reduced by closing costs of $33, $45, $59, $1,695 and $0, respectively.

(2)	As a result of the Company’s issuance of Series D redeemable convertible preferred stock at a price per share less than $2.50, the conversion ratio of the number of shares of common stock into which each share of Series C was convertible was adjusted so that each share of Series C was convertible into

(Continued)

0.3559 shares of common stock. Pursuant to this anti-dilution provision, the conversion of Series C would have resulted in the issuance of an additional 225,195 shares of common stock on March 31, 2004.

(3)	For $10,000, the Company issued 2,777,778 shares of Series Roche redeemable convertible preferred stock and 347,222 warrants to purchase common stock at $4.32 per share to Roche. The $10,000 in proceeds was allocated to redeemable convertible preferred stock and additional paid-in capital based on the relative fair value of the preferred stock and the warrants.

Accrued Dividends

Dividends on the Series A, Series B, Series C, Series D and Series Roche redeemable convertible preferred stock accrued at an annual rate of 8%, whether or not funds were legally available or dividends were declared by the board of directors. The Company had accrued dividends of $19,442 and $17,677 for all outstanding redeemable preferred securities as of March 31, 2004 and December 31, 2003, respectively. Upon the closing of the Company’s initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Initial Public Offering

Upon the conclusion of the Company’s initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of the Company’s common stock. Additionally, 1,536 shares of the Company’s common stock were issued upon the net share settled exercise of warrants, which occurred immediately prior to the closing of the initial public offering.

(5)	License Agreements and Collaborations

Bayer AG

In June 2001, the Company entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, the Company has been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat dementia. As of March 31, 2004, the Company has paid $1,000 in upfront and milestone payments under this agreement. The Company is also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by the Company from the sale of any products.

Hoffmann-LaRoche (2002 Collaboration)

In July 2002, the Company executed a Research Collaboration and License Agreement (“2002 Roche Agreement”) with F. Hoffmann-LaRoche Ltd./Hoffmann-La Roche Inc. (“Roche”) for the development of PDE4 inhibitors for neurological and psychiatric indications, and potential other indications. Under the 2002 Roche Agreement, the Company granted Roche a worldwide, exclusive, sublicensable license to the Company’s patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use.

Under the 2002 Roche Agreement as of March 31, 2004, Roche made an $8,000 upfront license payment and two $2,000 milestone payments. Roche will make future payments based on the Company achieving certain developmental milestones. The agreement provides for Roche to pay the Company $1,500 for contract research and to make quarterly payments of $875 over a two-year period for research collaboration efforts.

During the first quarter of 2004, the Company recognized revenue of $1,287 under the 2002 Roche Agreement, representing $412 related to the upfront license payment and milestone payments received as of March 31, 2004, which is being amortized over the expected development period of 7.5 years from the

(Continued)

date of the collaboration, and $875 related to the funding of the research collaboration. During the first quarter of 2003, the Company recognized revenue of $1,723 under the 2002 Roche Agreement, representing $348 related to the upfront license payment and a milestone payment received during the first quarter 2003, which are being amortized over the expected development period, and $1,375 related to the funding of the research collaboration.

Hoffmann-LaRoche (2003 Collaboration)

In September 2003, the Company entered into a second collaboration agreement with Roche (“2003 Roche Agreement”). Under the 2003 Roche agreement, the Company granted Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sublicensable license to the Company’s patent rights and know-how for any nicotinic alpha-7 partial agonist that the Company develops during the five years following the commencement of the collaboration.

Under the 2003 Roche Agreement, Roche made a $10,000 upfront payment and will make future payments based on the Company achieving certain developmental milestones. Additionally, the agreement provides for Roche to make quarterly payments of $750 over a two-year period for research collaboration efforts.

During the first quarter of 2004, the Company recognized revenue of $1,084 under the 2003 Roche Agreement, representing $334 related to the upfront license payment, which is being amortized over the expected development period of 7.5 years from the date of the collaboration, and $750 related to the funding of the research collaboration.

(6)	Consulting Agreements

In April 1998, the Company entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option of being extended automatically for additional periods of one year. Under the agreement, the Company is obligated to pay a consulting fee during each of the one-year terms. Additionally, the Company was required to provide additional options to the consultant upon the issuance of new securities to ensure the founder maintained a 4.9216% ownership in the Company, which obligation expired upon completion of the initial public offering. Upon the closing of the initial public offering, the Company issued 117,187 additional options with an exercise price equal to the initial public offering price of $7.00, as a result of which the Company will recognize $437 of compensation expense in the second quarter of 2004.

The Company has entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements do not exceed two years and generally require the Company to pay consulting fees on a monthly or quarterly basis as services are provided.

(7)	Subsequent Event

On April 5, 2004, the Company completed an initial public offering. The Company issued 5,000,000 shares of common stock on April 5, 2004 and 750,000 shares of common stock on April 20, 2004, both issuances at $7.00 per share. After deducting underwriting discounts and expenses and estimated offering-related expenses, the initial public offering resulted in net proceeds to the Company of approximately $35,400. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of the Company’s common stock. Additionally, 1,536 shares of the Company’s common stock were issued upon the net share settled exercise of warrants, which occurred immediately prior to the closing of the initial public offering. Because the offering closed after March 31, 2004, the results of the offering are not reflected in the accompanying unaudited financial statements. A summary of the terms of the initial public offering can be found in the Company’s registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Factors that May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Overview

Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have four clinical and preclinical drug candidates in development, as well as multiple drug discovery programs addressing specific CNS targets. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a variety of cognitive disorders, including Alzheimer’s disease, depression and schizophrenia.

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 partial agonists. As of March 31, 2004, we had received $40.3 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to $248.0 million in milestone payments, including the license fees previously paid and bonus payments for achieving certain sales milestones, from these collaborations (if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement). These amounts are in addition to payments for research and development services, some of which have previously been paid, and royalties, which would be payable on product sales. We may not reach all of the milestones, in which event we would likely receive substantially less than $248.0 million under the collaborations.

In July 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of March 31, 2004, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are additionally required to make milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment which will be due upon commencement of Phase II clinical trials) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of March 31, 2004, we had an accumulated deficit of $101.1 million, of which $19.4 million related to preferred dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially, for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of this expansion.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of clinical trial patient accruals and collaborative activities. In particular, we are exploring a potential collaboration regarding our MEM 1003 product candidate program. If we do not enter into such a collaboration, and decide to advance the MEM 1003 development program on our own, our research and development expenses would increase significantly. We believe that period to period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Recent Developments

Our registration statement on Form S-1, as amended (File No. 333-111474) for the initial public offering of our common stock was declared effective on April 5, 2004. Our common stock commenced trading on the Nasdaq National Market on April 5, 2004 under the trading symbol “MEMY”. UBS Securities LLC, SG Cowen Securities Corporation, Banc of America Securities LLC and Fortis Securities Inc. were the managing underwriters. 5,750,000 shares of common stock were sold in the offering, including shares that were issued upon the exercise by the underwriters of their over-allotment option on April 20, 2004, at $7.00 per share, for aggregate gross proceeds of $40.2 million. In connection with the offering, we paid underwriters’ commission of $2.8 million and incurred offering expenses estimated at $2.0 million. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of $35.4 million from the offering.

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
(in thousands, except for share and per share amounts)

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived solely from our two collaborations with Roche. Any additional revenue that we may receive in the future is expected to consist primarily of license fees, milestone payments, reimbursement for research and development services and royalty payments from either Roche or from other collaborations.

Revenue for the three months ended March 31, 2004 was $2,371, representing the currently recognizable portion of licensing fees and milestone payments, as well as payment for research and development services from Roche. This represents a 37.6% increase from revenue of $1,723 for the three months ended March 31, 2003, primarily attributable to a second collaboration agreement with Roche entered into in September 2003.

Research and development expense

Research and development expense increased by $421, or 7.8%, to $5,815 for the three months ended March 31, 2004 from $5,394 for the three months ended March 31, 2003. Of this increase, $150 was attributable to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs, $130 was attributable to an increase in building occupancy costs and utility costs associated with running our facility, $101 was due to maintenance and repairs and $58 was due to the increased purchases of lab related material and supplies. We expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $1,339 and $1,161 for the three months ended March 31, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased $414 or 42.9%, to $1,378 for the three months ended March 31, 2004 from $964 for the three months ended March 31, 2003. The increase is primarily comprised of non-cash compensation expense of $176 related to the grant of employee stock options, $77 in higher personnel and personnel-related costs, an increase of $51 in legal fees relating to an increased number of patents and higher insurance premiums of $34. During the remainder of 2004, and thereafter, we expect that general and administrative expense will increase as we add personnel, increase investor relations activities, pay for insurance coverage appropriate for a public company and comply with public company reporting and other obligations.

Interest income and interest expense

Interest income decreased $26, or 21.1%, to $97 for the three months ended March 31, 2004. Interest expense decreased $11, or 9.5%, to $105 for the three months ended March 31, 2004. The decrease in interest income was attributable to lower rates, and the decrease in interest expense was related to paying off two existing equipment notes.

Income taxes

For the three months ended March 31, 2004 and 2003, we recognized $2 and $6 in state income taxes, respectively.

Preferred stock dividends and accretion

Preferred stock dividends and accretion increased by $252, or 15.1%, to $1,917 for the three months ended March 31, 2004 from $1,665 for the three months ended March 31, 2003. This increase is attributable to the issuance of Series Roche preferred stock in September 2003.

Liquidity and capital resources

At March 31, 2004, cash and cash equivalents were $23,634 as compared to $30,107 at December 31, 2003. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper and government obligations.

Net cash used in operating activities was $5,043 for the three months ended March 31, 2004. Net cash used in operating activities for the three months ended March 31, 2004 reflects primarily the net loss of $4,832, working capital uses of $127, the recognition of $745 of deferred revenues from our two Roche collaborations offset by non-cash charges for depreciation expense of $464. Net cash used in investing activities for the three months ended March 31, 2004 was $1,828, of which $794 was used for a facility expansion and the remaining $1,034 was used to purchase additional equipment. Net cash provided by financing activities during the three months ended March 31, 2004 was $398 and primarily consisted of $960 generated from borrowings under equipment notes, offset by $570 in repayment of equipment notes.

The following table summarizes as of March 31, 2004, our contractual obligations for equipment notes and operating lease payments in connection with a lease of premises and the expansion of facilities. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
Contractual obligations	2004	2005	2006	2007	2008	2009-2014
Building contract	1,768	—	—	—	—	—
Equipment notes payable	1,735	1,707	877	361	—	—
Operating lease payments	1,347	1,849	1,905	1,962	2,021	12,057

We have an agreement to expand our laboratory facilities by 17,662 square feet at a cost of approximately $3,100, of which $1,768 remains to be expended in 2004. We estimate that the additional square footage will result in a $290 annual increase of our rent expense beginning April 2004. The increase is reflected in the table above.

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make payments up to $19,000 upon completion of future milestones (including a $1,000 milestone payment due upon commencement of Phase II clinical trials) and to pay royalties upon sales of products.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical statistics and clinical trials, as well as for the hiring of personnel. We expect that our general and administrative expenses will increase in the future as we expand our finance and administrative staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. We believe our existing cash and cash equivalents, together with the net proceeds of our initial public offering, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through year-end 2005. Our future capital requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 and the terms of any such collaboration;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our or our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

Currently we have no committed sources of capital other than for the expansion of our laboratory facility noted above. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair valuation of stock related to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We recognize revenue relating to our collaborations in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development payments.

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. When we have continuing performance obligations under the terms of a collaboration, non-refundable license fees and performance milestone payments are recognized as revenue ratably over the period in which we expect to obtain FDA approval of the compound for which the milestone is paid or, in the case of an upfront payment, the first compound anticipated to be so approved. Solely for purposes of revenue recognition, we have estimated the period until approval of the first compound under our 2002 and 2003 collaborations with Roche as 7.5 years from the date of each collaboration. We periodically review the estimated development period and, to the extent such estimate changes, the impact of such change is recorded at that time. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.

Payments received from collaboration partners for research and development efforts performed by us are recognized as services are performed.

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

➢	professional service fees, such as lawyers and accountants;

➢	contract clinical service fees;

➢	fees paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees paid to contract manufacturers in conjunction with the production of clinical materials.

In connection with the above services, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

Research and development expense

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs and research and development conducted for us by third parties, such as sponsored university-based research and clinical research organizations. In addition, research and development expenses include the cost of clinical trial drug supply shipped to our clinical research organizations which amounts are expensed upon purchase.

We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as and when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations.

Stock-based compensation

We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and related pronouncements.

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant. The factor which most affects the accounting for stock-based compensation is the fair value of the common stock at the measurement date. At March 31, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants we considered the pricing of private equity sales, company specific events, independent valuations, economic trends and the rights and preferences of the security being valued.

Factors that May Affect Future Results

RISKS RELATING TO OUR BUSINESS

We expect to continue to incur substantial losses, and we may never achieve profitability.

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. Our net loss for the quarter ended March 31, 2004 was $4.8 million, and as of March 31, 2004, we had an accumulated deficit of approximately $101.1 million, of which $19.4 million related to preferred dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to increase the number of our development programs and expand our clinical trial activity, as well as increase our in-licensing arrangements, acquire technologies and further expand our infrastructure. As a result, we will need to generate significant revenue or obtain external financing to pay these costs and achieve profitability. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

All of our revenue to date has been derived from license fees, milestone payments and payments for research and development services under our two collaborations with Roche. Additional revenue from these collaborations is dependent on reaching specified milestones or achieving product sales, neither of which is within our control. We have not completed development of any drugs, and we do not expect that any drugs resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenue from the sale of products based on our drug candidates.

Our drug candidates are novel and in the early stages of development.

We are a biopharmaceutical company focused on the discovery and development of drug candidates, all of which are at an early stage of development. We have only one drug candidate for which we have completed Phase I clinical trials and one drug candidate for which our collaborator, Roche, is currently conducting Phase I clinical trials. The balance of our activities are focused on the preclinical development of two drug candidates and the identification and optimization of compounds to address biological targets that may be implicated in memory and other cognitive functions. Our drug discovery and development methods are unproven and may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our drug candidates may fail to be safe and effective in preclinical and clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized.

The diseases we are targeting are poorly understood, which increases our chances of failure.

Our drug development programs principally target Alzheimer’s disease, depression and schizophrenia. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs may fail.

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced program.

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake the advanced clinical development and commercialization of our drug candidates. We have entered into only two collaborations to date, both of which are with Roche and were entered into prior to commencing clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our other drug candidates at an early stage of development or on economic terms that are comparable to the terms of our collaborations with Roche or at all.

If we are not able to continue to enter into collaborations for our drug candidates at relatively early stages, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are currently seeking a collaboration partner for our MEM 1003 program. If we are not able to engage a collaboration partner prior to the commencement of Phase II trials, which we are in the process of designing, we intend to fund the initial Phase II trials ourselves. If initial Phase II trials are successful, we may at that time choose to seek a collaboration partner for our MEM 1003 program, or we may choose to continue the program at our own expense. Failure to engage a collaboration partner for MEM 1003 following initial Phase II clinical trials or for any other drug candidate would substantially increase our requirements for capital, which might not be available on favorable terms, or at all. Alternatively, we would have to substantially reduce our development efforts, which would delay the commercialization of our drug candidates.

We are dependent upon Roche and will be dependent upon any other companies with which we enter into collaborations to conduct clinical trials and to manufacture, market and sell our products.

Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into two collaborations with Roche for compounds representing a substantial portion of our drug development pipeline and representing all of our revenue to date. We do not have day-to-day control over Roche’s activities, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche or any other collaborator may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a drug development program under circumstances where we might have continued such a program. Any collaborator may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our drug candidates. Our collaborators will have significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations.

Our ability to generate milestone payments and royalties from our collaborators depends on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. In addition to testing and seeking regulatory approval, we are dependent on our collaborators for the manufacturing of clinical scale quantities of some of our drug candidates and would be dependent on them in the future for commercial scale manufacturing, distribution and direct sales. These third parties may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

Under our collaboration agreements with Roche, Roche’s termination rights include the ability to terminate each collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. If Roche or any future collaborator terminates its collaboration with us or fails to perform or satisfy its’ obligations to us, the development or commercialization of our drug candidates would be delayed and our ability to realize milestone payments and royalty revenue would be adversely affected.

Our collaborations are subject to many risks, which could prevent us from developing and commercializing our drug candidates.

We are dependent on Roche and any other collaborators that we engage in the future for drug development and commercialization. Additional risks that we face in connection with our collaborations include the following:

➢	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

➢	collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products;

➢	our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

➢	our collaborators may encounter conflicts of interest, changes in business strategy or other business issues which could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries); and

➢	disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing collaborators to act in their own self-interest and not in the interest of our stockholders.

In addition to our collaborations, we are dependent on certain license relationships.

We have in-licensed technology that is important to our business, and we expect to enter into additional licenses in the future. For example, we hold a license from Bayer for intellectual property relating to MEM 1003. Our license from Bayer imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. Other licenses to which we are a party contain, and we expect that any future in-licenses will contain, similar provisions. If we fail to comply with these obligations to Bayer or to any other licensor, the licensor may have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with these licenses could make it less profitable for us to develop drug candidates utilizing these drug candidates and technologies.

In the event that our license agreements are terminated, we may not be able to obtain licenses for alternative drug candidates or technologies on terms favorable to us, if at all. If any of our licensors terminates or breaches its agreement with us, such termination or breach could have a material adverse effect on our business.

Our preclinical and clinical testing results may not be predictive of future trial results. If subsequent study or trial results are unfavorable, we may be forced to stop developing drug candidates that we currently believe are important to our future.

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of efficacy and safety. We have invested in and continue to invest substantial resources in this capability. However, since none of our drug candidates has progressed past

Phase I clinical trials and only one drug candidate has completed Phase I clinical trials, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. While our early preclinical tests and the initial Phase I clinical trial with MEM 1414 suggest a better tolerability profile than other known PDE4 inhibitors, in a 13-week animal toxicology study of MEM 1414 recently completed by Roche, there were deaths at high doses in one of the two species tested. Roche has initiated additional investigational animal toxicology and other assessments of MEM 1414. The results of these assessments and current Phase I clinical trials or other subsequent studies could impact the continuation of the MEM 1414 program under the Roche collaboration. In addition, any other PDE4 inhibitors that we or our collaborators develop may not ultimately prove to have a better safety profile than PDE4 inhibitors developed by others in light of these problems.

If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired.

Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy for humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the U.S. Food and Drug Administration (“FDA”), and by similar agencies in other countries. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.

Only two of our drug candidates, MEM 1003 and MEM 1414, are currently undergoing clinical trials. Neither has progressed past Phase I clinical trials, which have been conducted in the United Kingdom.

It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products.

In addition, we or our collaborators may encounter delays or rejections based on our inability to enroll a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products.

We face intense competition in the development and commercialization of our drug candidates.

The development and commercialization of new drugs is highly competitive. There are a number of companies that focus on the CNS disease markets that we are addressing. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Additionally, various large pharmaceutical and biotechnology companies, universities and public agencies are developing and using technologies to address the treatment of cognitive disorders. Many of our competitors possess greater financial, managerial, scientific and technical resources than we do and have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs and technologies and methods of preventing the incidence of disease, such as vaccines, occur in the pharmaceutical industry at a rapid pace. These developments could render our drug candidates obsolete or noncompetitive.

We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s disease, depression and schizophrenia as well as potential therapies for vascular dementia and MCI.

We depend on our key scientific and other key personnel. If we are not able to retain them or recruit additional scientific and technical personnel, our business will suffer.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our Chief Executive Officer, Dr. Axel Unterbeck, our President and Chief Scientific Officer, Dennis Keane, our Chief Financial Officer, Dr. James E. Barrett, our President of Research and Development, and Gardiner F. H. Smith, our Vice President of Business Development. Our employment agreements with these executive officers are terminable by us or the executive on short or no notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

We face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. To pursue our product development plans, we will need to hire additional management personnel and additional qualified scientific personnel to perform research and development. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing, or obtaining financing on unattractive terms, could adversely affect our development programs and other operations.

We believe that the proceeds from our recently completed offering and projected revenue from our collaborations should be sufficient to fund our anticipated levels of operations through year-end 2005. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate.

Our future capital requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our two collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 and the terms of any such collaboration;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

We may not be able to obtain additional financing when we need it or on acceptable terms. If we are unable to obtain adequate financing on a timely basis, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution, and the terms of any new equity securities may have preferences over our common stock.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct our clinical trials independently. In addition to our collaborators, we rely and will continue to rely on clinical investigators, third-party clinical research organizations and consultants to perform some or all of the functions associated with clinical trials. From time to time, clinical investigators, third-party clinical research organizations and consultants have not performed in a manner that we believed was acceptable or timely. In each case we have discussed and resolved these issues with the vendor, and none of these issues have led to a material delay or other material adverse effect on our clinical trials. However, the failure of any vendor to perform in an acceptable and timely manner in the future could cause a delay or other material adverse effect on our clinical trials.

If we or our collaborators cannot locate acceptable contractors to run a portion of our or our collaborators’ clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other U.S. and foreign legal and regulatory requirements for the conduct of clinical trials or meet expected deadlines, our clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.

If we or our collaborators fail to obtain regulatory clearance for our current or future drug candidates, we will be unable to market and sell any products and therefore may never be able to generate product revenue or be profitable.

We or our collaborators will be required to obtain and maintain an effective investigational new drug application, or IND, to conduct human clinical trials in the U.S. and must obtain and maintain regulatory approval for commercial distribution. This process is expensive, uncertain and takes many years. None of our drug candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our drug candidates may never be approved for sale or become commercially viable. If we, either alone or with collaborators, are unable to successfully complete clinical trials of any of our current or future drug candidates, or if the results of these trials are not positive or are only modestly positive, we or our collaborators may not be able to obtain marketing approval for any drugs or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and our stock price may decline.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

We intend to have our products marketed outside the U.S. In order to market our products in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process entails all of the risks associated with obtaining FDA approval. We and our collaborators may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for, and may not receive, necessary regulatory approvals to commercialize our products in any market. If we or our collaborators fail to obtain these approvals, our business, financial condition and results of operations could be materially and adversely affected.

Our potential products may not be commercially viable if we or our collaborators fail to obtain an adequate level of reimbursement for these products by Medicare and other third-party payors.

Our commercial success will depend in part on third-party payors such as government health administration authorities, including Medicare, private health insurers and other organizations agreeing to reimburse patients for the costs of our products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Because most persons suffering from Alzheimer’s disease are elderly, we expect that coverage for any products that we and our collaborators successfully develop to treat Alzheimer’s disease in the US will be provided primarily through the Medicare program. Our business would be materially adversely affected if the Medicare program were to determine that our drugs are “not reasonable and necessary” and deny reimbursement of our or our collaborators’ prospective products. Our business could also be adversely affected if the Medicare program or other reimbursing bodies or payors limit the indications for which our or our collaborators’ prospective products will be reimbursed to a smaller set of indications than we believe is appropriate.

In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products in foreign countries is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If physicians and patients do not accept our product candidates, we may be unable to generate significant revenue.

Even if our drug candidates obtain regulatory approval, they still may not gain market acceptance among physicians, patients and the medical community, which would limit our ability to generate revenue and would adversely affect our results of operations. Physicians will not recommend products developed by us or our collaborators until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other available treatments. In addition, competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of products developed from our drug candidates is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third-party payors.

We have no manufacturing capacity and depend on third parties to manufacture our products.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development, and we do not currently intend to do so in the foreseeable future. We have no manufacturing experience, and we currently lack the resources and capability to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we are dependent on third parties, including Roche, for the manufacture of clinical and commercial scale quantities of our drug candidates. These third parties may not be successful in manufacturing these drug candidates on a commercial scale. Although we believe that there are an adequate number of suppliers for our compounds under development and for those that may become future products, we could experience a shortage of suppliers, or an interruption in supply if a supplier relationship were terminated, that could have an adverse effect on our or our collaborators’ ability to supply products. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner.

Manufacturing of our products must meet applicable regulatory standards.

We, our collaborators and our third-party manufacturers are required to adhere to federal current good manufacturing practices requirements, known as cGMP. Under these requirements, our drug candidates must be manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing, quality control and other activities. Furthermore, the manufacturing facilities used by us or our collaborators must pass a pre-approval inspection by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities. These inspections may result in compliance issues that could prevent or delay marketing approval, result in interruption or shortage of clinical or commercial product or require the expenditure of money or other resources to correct. If these manufacturing facilities fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that is inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance that covers our clinical trials up to an aggregate of $10.0 million annually, with a deductible of $25,000 per claim. We believe that this coverage is consistent with industry practice, but we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

Our or our collaborators’ products could be subject to restrictions or withdrawal from the market. We or they may be subject to penalties if we or they fail to comply with post-approval regulatory requirements or experience unanticipated problems with any approved products.

If we or our collaborators obtain marketing approval for a product, that product, along with the associated manufacturing processes, any post-approval clinical data and the advertising and promotional activities for the product will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products supplier processes, or failure to comply with regulatory requirements, may result in:

➢	product recalls;

➢	revocation of previously granted approvals;

➢	the need to conduct additional clinical trials; and

➢	fines and other censures.

We or our collaborators may be slow to adapt, or we or they may not be able to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies.

Our business activities require compliance with environmental laws. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of such an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources.

RISKS RELATING TO INTELLECTUAL PROPERTY

If we are unable to obtain intellectual property protection for our chemical compounds and research tools, the value of our technology and products will be adversely affected.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We or our licensors file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our drug candidates as well as uses of new chemical entities in the treatment of CNS diseases.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our or our collaborators’ products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products or those developed by our collaborators can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

We rely on trade secrets and other confidential information to maintain our proprietary position.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we have entered into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and could have a material adverse effect on our operating results, financial condition and future growth prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our collaborators or licensors, which could be expensive and time consuming.

Competitors may infringe our patents or the patents of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

Third parties may own or control patents or patent applications that are infringed by our technologies or drug candidates.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or patent applications. These third parties could bring claims against us, our collaborators or our licensors that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us would likely delay the regulatory approval process, harm our competitive position, be very costly and require significant time and attention of our key management and technical personnel.

Under our agreement with Bayer, we have the first right, but not the obligation, to defend the patent rights covered under the agreement against infringement or interference by any third party. Under our collaborations with Roche, Roche has the first right to bring an action with respect to the infringement of patent rights covered under the applicable agreement. In the event that Roche does not exercise this right, we retain the right to bring the infringement action.

RISKS RELATED TO OUR COMMON STOCK

Our executive officers, directors and major stockholders have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 31, 2004, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before completion of the initial public offering, in the aggregate, beneficially owned shares representing approximately 47% of our capital stock. Accordingly, these executive officers, directors and stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders.

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

➢	announcements regarding the results of preclinical tests or clinical studies involving our product candidates;

➢	disputes, modifications, terminations or other developments regarding our collaborations with Roche;

➢	announcements regarding new collaborations or changes in these collaborations;

➢	announcements regarding technological innovations or new products by us, our collaborators or our competitors;

➢	changes in the market valuations of similar companies;

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	developments relating to patents and other intellectual property rights, including disputes with licensors or other third parties, litigation matters and our ability to obtain patent protection for our chemical compounds or technologies;

➢	FDA or international regulatory actions;

➢	additions to or departures of our key personnel;

➢	actual or anticipated variations in quarterly operating results;

➢	changes in financial estimates by securities analysts; and

➢	sales of our common stock.

In addition, public companies in general and companies listed on The Nasdaq National Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and other life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

Antitakeover provisions that we have in place could entrench our management team and delay or prevent an acquisition. These provisions could adversely affect the price of our common stock because purchasers cannot acquire a controlling interest.

Provisions of our certificate of incorporation and bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions include:

➢	a classified board of directors;

➢	limitations on the removal of directors;

➢	limitations on stockholder proposals at meetings of stockholders;

➢	the inability of stockholders to act by written consent or to call special meetings; and

➢	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with or acquisition of us.

These provisions may have the effect of entrenching our management team and preventing a merger or acquisition that would be attractive to stockholders. As a result, these provisions may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the market price of our common stock.

An active trading market for our common stock may not develop.

We only recently completed our initial public offering. Prior to our initial public offering, you could not buy or sell our common stock publicly. After our initial public offering, the average daily trading volume for our common stock has been relatively low. An active public market for our common stock may not continue to develop or be sustained.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and optionholders executed lock-up agreements that prohibit them from selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise dispose of or agree to dispose of any shares of our common stock for the 180 day period from the date of our initial public offering through October 2, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of three months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Change in internal control

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. However, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Changes in Constituent Instruments Defining the Rights of Security Holders

A one-for-three reverse stock split was effected on March 15, 2004.

In April 2004, in connection with our initial public offering, our amended and restated certificate of incorporation, our amended and restated bylaws and new form of common stock certificate became effective.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2004, we granted stock options to purchase 100,000 shares of our common stock to one of our employees under our 1998 Employee, Director and Consultant Stock Option Plan at an exercise price of $2.70 per share. In addition, during the three months ended March 31, 2004, we issued 10,810 shares of our common stock that were not registered under the Securities Act of 1933 to our employees and directors upon the exercise of options for cash consideration of $8,118.

In February 2004, we issued a warrant to purchase 2,222 shares of our common stock at an exercise price of $10.80 per share.

The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Sections 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On April 5, 2004, we completed an initial public offering of 5,000,000 shares of our common stock at a price to the public of $7.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004. The managing underwriters in the offering were UBS Securities LLC, SG Cowen Securities Corporation, Banc of America Securities LLC and Fortis Securities. The offering commenced on April 5, 2004 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the managing underwriters an overallotment option to purchase up to an additional 750,000 shares of our common stock from us at the initial public offering price. The underwriters exercised the overallotment option on April 20, 2004. There were no selling stockholders in our initial public offering. We invested the proceeds in short-term securities.

Net proceeds of our initial public offering, including the exercise of the underwriters’ overallotment option, are estimated to be $35.4 million. In connection with the offering we paid underwriters’ commission of $2.8 million and incurred offering expenses estimated at $2.0 million. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

1. In February 2004, we sent a written consent to our stockholders requesting approval to the taking of the following actions in connection with an initial public offering: (a) the approval of an amendment to our 1998 Employee, Director and Consultant Stock Option Plan increasing the number of shares available for grant; (b) the approval and adoption of amendments to our certificate of incorporation to increase the number of shares available for grant under our 1998 Employee, Director and Consultant Stock Option Plan, to effect a reverse stock split to be effective prior to our initial public offering and to amend the definition of a “Qualified Initial Public Offering” therein; (c) the approval and adoption of our amended and restated certificate of incorporation to become effective upon the completion of our initial public offering; (d) the approval and adoption of our amended and restated bylaws to become effective upon the completion of our initial public offering; (e) the approval and adoption of our 2004 Stock Option Plan and our 2004 Employee Stock Purchase Plan, each to become effective upon the closing of our initial public offering; and (f) the election of the following seven nominees to serve as members of the board of directors for the respective classes: (i) Class I directors: Alix Marduel and Michael E. Meyers, (ii) Class II directors: Anthony B. Evnin, Michael Sheffery and Axel J. Unterbeck, and (iii) Class III directors: Jonathan J. Fleming, Walter Gilbert and Tony Scullion. A total of 10,717,085 shares, representing 80.6%, of our stock on an as-converted to common stock basis voted in favor of these matters.

2. In April 2004, we sent a written consent to our stockholders requesting approval to the taking of the following action in connection with the initial public offering of our common stock: the approval and adoption of an amendment to our certificate of incorporation to amend the definition of a “Qualified Initial Public Offering” therein. A total of 10,696,480 shares, representing 80.5%, of our stock on an as-converted to common stock basis voted in favor of this matter.

3. In April 2004, we sent a second written consent to our stockholders requesting approval to the taking of the following action in connection with the initial public offering of our common stock: the approval and adoption of an amendment to our certificate of incorporation to amend the definition of “Excluded Shares” therein. A total of 11,277,005 shares, representing 84.8%, of our stock on an as-converted to common stock basis voted in favor of this matter.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1 Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed or furnished by the Company during the fiscal quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEMORY PHARMACEUTICALS CORP.

	By:	/s/ DENNIS KEANE

DENNIS KEANE
Chief Financial Officer
(Principal Financial Officer)

Date: May 20, 2004

Exhibit Index

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002