Form 10-Q
period 2004-06-30
MEMORY PHARMACEUTICALS CORP
filed 2004-08-16
CIK 1062216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50642

Memory Pharmaceuticals Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3363475

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Philips Parkway, Montvale, New Jersey	07645

(Address of Principal Executive Offices)	(Zip Code)

(201) 802-7100

(Registrant’s Telephone Number, Including Area Code)

None.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes	[ ] No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

[ ] Yes	[X] No

          As of August 13, 2004 the registrant had 20,443,448 shares of Common Stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$33,871	$16,884
Marketable securities	20,283	13,223
Receivables	—	2,019
Prepaid and other current assets	1,162	1,664

Total current assets	55,316	33,790
Property and equipment, net	10,748	9,085
Restricted cash	505	505
Other assets	53	54

Total assets	$66,622	$43,434

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$1,154	$1,754
Accrued expenses	2,079	3,103
Current portion of equipment notes payable	2,047	1,675
Deferred revenue – current	6,220	6,220

Total current liabilities	11,500	12,752
Equipment notes payable, less current portion	2,384	2,112
Deferred revenue – long-term	12,082	13,752

Total liabilities	25,966	28,616

Redeemable convertible preferred stock, Series A, B, C, D and R; $0.001 par value per share; no shares authorized, issued or outstanding at June 30, 2004; 39,217,908 shares authorized, and 39,210,765 shares issued and outstanding at December 31, 2003	—	86,598
Accrued dividends on redeemable convertible preferred stock	—	17,677

Total redeemable convertible preferred stock and accrued dividends	—	104,275

Stockholders’ equity / (deficit):
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 20,420,540 issued and outstanding at June 30, 2004, and 17,758,666 shares authorized and 1,138,203 issued and outstanding at December 31, 2003;	20	1
Additional paid-in capital	149,461	5,410
Accumulated deficit	(106,989)	(94,316)
Accumulated other comprehensive loss	(47)	—
Deferred compensation	(1,789)	(552)

Total stockholders’ equity / (deficit)	40,656	(89,457)

Total liabilities and stockholders’ equity / (deficit)	$66,622	$43,434

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$2,549	$1,368	$4,920	$3,091
Operating expenses:
Research and development	5,983	5,738	11,798	11,132
General and administrative	2,441	1,113	3,819	2,077

Total operating expenses	8,424	6,851	15,617	13,209

Loss from operations	(5,875)	(5,483)	(10,697)	(10,118)

Interest:
Income	170	133	267	256
Expense	(111)	(122)	(216)	(238)

Interest income, net	59	11	51	18

Net loss before income taxes	(5,816)	(5,472)	(10,646)	(10,100)
Income taxes	3	6	5	12

Net loss	(5,819)	(5,478)	(10,651)	(10,112)
Less redeemable convertible preferred stock dividends and accretion	105	1,664	2,022	3,329

Net loss attributable to common stockholders	$(5,924)	$(7,142)	$(12,673)	$(13,441)

Basic and diluted net loss per share of common stock	$(0.29)	$(7.27)	$(1.18)	$(15.36)

Basic and diluted weighted average number of shares of common stock outstanding	20,347,093	982,729	10,746,740	874,942

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows used in operating activities:
Net loss	$(10,651)	$(10,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	967	858
Non-cash stock based compensation	966	11
Changes in operating accounts:
Receivables	2,019	—
Prepaid and other current assets	502	(14)
Other assets	1	4
Accounts payable	(600)	(1,274)
Accrued expenses	(1,024)	(826)
Deferred revenue	(1,670)	1,264

Net cash used in operating activities	(9,490)	(10,089)

Cash flows used in investing activities:
Purchases of marketable securities	(10,895)	(7,875)
Sales of marketable securities	3,788	9,660
Additions to property and equipment	(2,630)	(597)
Change in restricted cash	—	(2)

Net cash used in investing activities	(9,737)	1,186

Cash flows provided by financing activities:
Proceeds from issuance of common stock	35,570	248
Proceeds from equipment notes payable	1,745	1,224
Principal repayment equipment notes payable	(1,101)	(879)

Net cash provided by financing activities	36,214	593

Net increase (decrease) in cash and cash equivalents	16,987	(8,310)
Cash and cash equivalents, beginning of period	16,884	14,063

Cash and cash equivalents, end of period	$33,871	$5,753

Supplemental cash flow information:
Cash paid for interest	$216	$238
Cash paid for taxes	8	19
Accrued dividends on redeemable convertible preferred stock	1,862	3,129
Accretion of redeemable convertible preferred stock to liquidation value	160	200

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except for share and per share amounts)

(1)	Basis of Presentation

As used herein, “we,” “our,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, and also include certain psychiatric disorders such as depression and schizophrenia.

The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004.

We are responsible for the financial statements included in this document. Our interim financial statements are unaudited and are subject to year-end adjustments. Interim results may not be indicative of the results and trends that may be expected for the year. However, we believe all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Reclassification

A reclassification relating to December 31, 2003 was made to classify certain investments previously classified as cash and cash equivalents to marketable securities on our balance sheet. Also we classified certain deferred revenue relating to our 2003 Roche Collaboration, refer to Note 9 – “License Agreements and Collaborations,” previously classified as long-term to current deferred revenue on our balance sheet.

(2)	Recent Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee stock purchase plans. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in their statements of operations. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for us as of the beginning of 2005. We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on our financial statements.

(3)	Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, we have elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above, and have adopted only the disclosure requirements of SFAS No. 148.

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant. The factor that most affects the accounting for stock-based compensation is the fair value of our common stock at the measurement date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued. Since our initial public offering, the fair value of stock-based compensation granted to non-employees has been determined using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, the risk-free interest rate and expected dividend yield at the grant date.

The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included herein. Because options granted during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(5,924)	$(7,142)	$(12,673)	$(13,441)
Add: Stock-based employee compensation expense included in reported net loss	106	—	303	11
Deduct: Employee stock-based compensation expense under fair-value method	(577)	(47)	(792)	(104)

Pro forma net loss attributable to common stockholders	$(6,395)	$(7,189)	$(13,162)	$(13,534)

Pro forma basic and diluted net loss per common share	$(0.31)	$(7.32)	$(1.22)	$(15.47)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the three-month and six-month periods ended June 30, 2004 and 2003.

	For the Three Months ended		For the Six Months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Expected stock price volatility	60%	60%	60%	60%
Expected term until exercise	5 years	5 years	5 years	5 years
Risk-free interest rate	3.86%	2.55%	3.61%	2.55%
Expected dividend yield	0%	0%	0%	0%

The per share weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $6.34 and $0.42 per share for stock options granted in the six months ended June 30, 2004 and 2003, respectively.

Stock Options

During the six months ended June 30, 2004, the Company granted an option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to the 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1,130 attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. Compensation expense is recognized ratably over the four-year vesting period. The Company recognized $106 and $303 of total compensation expense during the three-month and six-month periods ended June 30, 2004, respectively.

(4)	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and redeemable convertible preferred stock.

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2004 excludes the effect of the potential exercise of options to purchase 3,014,971 shares of common stock and warrants to purchase 124,073 shares of common stock, because the effect would be anti-dilutive.

Similarly, the computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2003 excludes the effect of the potential exercise of options to purchase 2,261,175 shares of common stock and warrants to purchase 56,913 shares of common stock, because the effect would be anti-dilutive. In addition, the diluted weighted average number of shares outstanding for both the three-month and six-month periods ended June 30, 2003 excludes the Company’s redeemable convertible preferred stock that would have converted into 12,369,501 shares of common stock, since the effects would be anti-dilutive.

Pro forma net loss per share is calculated using the weighted average number of shares of common stock outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock effective upon the closing of the Company’s initial public offering, as if such conversion had occurred at the date of the original issuance.

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2004 and the same periods in 2003. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Basic and Diluted:
Net loss	$(5,819)	$(5,478)	$(10,651)	$(10,112)
Dividends and accretion to redemption value	(105)	(1,664)	(2,022)	(3,329)

Net loss attributable to common stockholders	(5,924)	(7,142)	(12,673)	(13,441)
Basic and diluted weighted average number of shares of common stock outstanding	20,347,093	982,729	10,746,740	874,942
Basic and diluted net loss per share	$(0.29)	$(7.27)	$(1.18)	$(15.36)

Pro forma basic and diluted:
Net loss	(5,819)	(5,478)	(10,651)	(10,112)
Basic and diluted weighted average number of shares of common stock outstanding	20,347,093	982,729	10,746,740	874,942
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	12,369,501	6,648,481	12,369,501

Pro forma basic and diluted weighted average shares of common stock outstanding	20,347,093	13,352,230	17,395,221	13,244,443
Pro forma basic and diluted net loss per share	$(0.29)	$(0.41)	$(0.61)	$(0.76)

(5)	Initial Public Offering of Common Stock

In April 2004, we sold 5,000,000 shares of our common stock in our initial public offering at a price of $7.00 per share. We also issued an additional 750,000 shares of common stock through an over-allotment option exercised by our managing underwriters in April 2004, at $7.00 per share. After deducting underwriting discounts and expenses and estimated offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $35,400. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into shares of our common stock as described in Note 6 – “Redeemable Convertible Preferred Stock.”

(6)	Redeemable Convertible Preferred Stock

Upon the closing of our initial public offering in April 2004, all of the outstanding shares of our redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of common stock. Additionally, 1,536 shares of common stock were issued upon the net share settled exercise of warrants, which occurred immediately prior to the closing of our initial public offering.

Common stock issued upon automatic conversion is as follows:

					Common
		Shares	Carrying	Conversion	Stock
Series	Date Issued	Outstanding	Amount	Ratio	Issued
A	April 1998	1,000,000	$985	0.3333	333,332
B	December 1998, March 1999	6,142,857	10,730	0.3333	2,047,615
C	June, August 2000	10,000,000	24,974	0.3559	3,558,521
D	March, April 2002	19,290,130	40,441	0.3333	6,430,033
Roche	September 2003	2,777,778	9,468	0.3333	925,926

			$86,598		13,295,427

Accrued Dividends

Dividends on the Series A, Series B, Series C, Series D and Series Roche redeemable convertible preferred stock accrued at an annual rate of 8%, whether or not funds were legally available or dividends were declared by the board of directors. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends in the amount of $19,539 were forfeited.

(7)	Marketable Securities

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive loss. As of June 30, 2004, our accumulated unrealized loss was $47 for these securities. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations. Our investment in debt securities of $13,223, with maturity dates exceeding 90 days at December 31, 2003, were reclassified to marketable securities on our balance sheet.

(8)	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity / (deficit) on our balance sheet. For the three months ended June 30, 2004, comprehensive loss was $5,914, which includes our net loss of $5,819 with an unrealized loss on available-for-sale marketable securities of $95. For the six months ended June 30, 2004, comprehensive loss was $10,698, which includes our net loss of $10,651 with an unrealized loss on available-for-sale marketable securities of $47.

(9)	License Agreements and Collaborations

Bayer AG

In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of June 30, 2004, we have paid $1,000 in upfront and milestone payments under this agreement. We are also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by us from the sale of any products incorporating the licensed compound.

Hoffmann-LaRoche (2002 Collaboration)

In July 2002, we executed a Research Collaboration and License Agreement (“2002 Roche Agreement”) with F. Hoffmann-La Roche Ltd./Hoffmann-La Roche Inc., or Roche, for the development of PDE4 inhibitors for neurological and psychiatric indications, and potential other indications. Under the 2002 Roche Agreement, we granted Roche a worldwide, exclusive, sublicensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use.

Under the 2002 Roche Agreement, as of June 30, 2004, Roche has made an $8,000 upfront license payment and two $2,000 milestone payments. Roche will make future payments based on the achievement of specified developmental milestones. The 2002 Roche Agreement provides for Roche to pay us $1,500 for contract research and to make quarterly payments of $875 over a two-year period for research collaboration efforts.

During the three and six month periods ended June 30, 2004, we recognized revenue of $1,287 and $2,574, respectively, under the 2002 Roche Agreement, representing $412 and $824, respectively, related to the upfront license payment and milestone payments received as of June 30, 2004, which is being amortized over the expected development period of 7.5 years from the date of the collaboration, and $875 and $1,750, respectively, related to the funding of the research collaboration. During the three and six months ended June 30, 2003, the Company recognized revenue of $1,368 and $3,091, respectively, under the 2002 Roche Agreement, representing $388 and $736, respectively, related to the upfront license payment and a milestone payment received as of June 30, 2003, which are being amortized over the expected development period, and $980 and $2,355, respectively, related to the funding of the research collaboration.

Hoffmann-LaRoche (2003 Collaboration)

In September 2003, the Company entered into a second collaboration agreement with Roche (“2003 Roche Agreement”). Under the 2003 Roche agreement, the Company granted Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sublicensable license to the Company’s patent rights and know-how for any nicotinic alpha-7 partial agonist that the Company develops during the five years following the commencement of the collaboration. Under the 2003 Roche Agreement, Roche made a $10,000 upfront nonrefundable payment and will make future payments based on the Company achieving certain developmental milestones. Additionally, the agreement provides for Roche to make nonrefundable quarterly payments of $750 over a two-year period for research collaboration efforts.

During the second quarter 2004, we changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Since Roche has the right to enter into a license under our 2003 agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the pre-clinical and clinical development through Phase IIa of nicotinic alpha -7 partial agonist compounds. This period also reflects the time period that Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. The adoption of this single unit of accounting for revenue recognition treatment under the 2003 Roche Agreement does not have a material impact on the Company’s financial position, results of operations or cash flows.

During the three and six months ended June 30, 2004, the Company recognized revenue of $1,262 and $2,346, respectively, under the 2003 Roche Agreement.

(10)	Consulting Agreements

In April 1998, we entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. Additionally, we were required to grant additional options to the consultant upon the issuance of new securities by the Company to ensure that the founder maintained a 4.9216% ownership in the Company, which obligation expired upon the completion of our initial public offering. Upon the closing of our initial public offering, we issued this consultant an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result of which we recognized compensation expense of $437 during the three-month period ended June 30, 2004.

We have entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements do not exceed two years and generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

(11)	Subsequent Event

On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. Under the extension agreement, Roche has committed to a minimum of 18 months funding of our research collaboration efforts in the amount of $5,250, commencing September 9, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 partial agonists. As of June 30, 2004, we had received $42.0 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to $248.0 million in milestone payments, including the license fees previously paid and bonus payments for achieving certain sales milestones, from these collaborations (if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement). These amounts are in addition to payments for research and development services, some of which have previously been paid, and royalties, which would be payable on product sales. We may not reach all of the milestones, in which event we would likely receive substantially less than $248.0 million under the collaborations. On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. Under the extension agreement, Roche has committed to a minimum of 18 months funding of our research collaboration efforts in the amount of $5,250, commencing September 9, 2004.

In June 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of June 30, 2004, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment which will be due upon commencement of Phase II clinical trials) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of June 30, 2004, we had an accumulated deficit of $107.0 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially, for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure to support our discovery and development programs.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing of clinical trials, patient accruals and collaborative activities. In particular, we are exploring potential collaboration opportunities regarding our MEM 1003 product candidate program. If we do not enter into a collaboration, and decide to advance the MEM 1003 development program on our own, our research and development expenses would increase significantly. We believe that period to period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one quarter to the next and should not be relied on as indicative of our future performance.

RECENT DEVELOPMENTS

Our registration statement on Form S-1, as amended (File No. 333-111474) for the initial public offering of our common stock was declared effective on April 5, 2004. Our common stock commenced trading on the Nasdaq National Market on April 5, 2004 under the trading symbol “MEMY.” UBS Securities LLC, SG Cowen Securities Corporation, Banc of America Securities LLC and Fortis Securities Inc. were the managing underwriters. 5,750,000 shares of common stock were sold in the offering, including shares that were issued upon the exercise by the underwriters of their over-allotment option on April 20, 2004, at $7.00 per share, for aggregate gross proceeds of $40.2 million. In connection with the offering, we paid underwriters’ commission of $2.8 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of $35.4 million from the offering.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
(in thousands, except for share and per share amounts)

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived solely from our two collaborations with Roche. Any additional revenue that we may receive in the future is expected to consist primarily of license fees, milestone payments, reimbursement for research and development services and royalty payments from either Roche or from other collaborations that we may enter into in the future.

Revenue for the three months ended June 30, 2004 was $2,549, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This represented a 86.3% increase from revenue of $1,368 for the three months ended June 30, 2003, primarily attributable to a second collaboration agreement with Roche entered into in September 2003.

Research and development expense

Research and development expense increased by $245, or 4.3%, to $5,983 for the three months ended June 30, 2004 from $5,738 for the three months ended June 30, 2003. Of this increase, $146 was attributable to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs, $115 was attributable to chemical software and service contracts, and $178 was attributable to an increase in building occupancy costs associated with running our expanded facility. Reduced spending by $266 on third party research services offset these increases. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as they are incurred. Research and development costs include an allocation of indirect costs of $1,371 and $1,211 for the three months ended June 30, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased $1,328 or 119.3%, to $2,441 for the three months ended June 30, 2004 from $1,113 for the three months ended June 30, 2003. The increase is primarily the result of $846 in non-cash compensation expense of which $746 was related to grants of stock options to consultants, $161 in personnel and personnel-related costs, $91 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, and $174 for insurance premiums. During the remainder of 2004, and thereafter, we expect that general and administrative expense will be higher than 2003 due to expenses associated with being a public company.

Interest income and interest expense

Interest income increased $37, or 27.8%, to $170 for the three months ended June 30, 2004. Interest expense decreased $11, or 9.0%, to $111 for the three months ended June 30, 2004. The increase in interest income was the result of higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004. The decrease in interest expense was primarily due to the repayment of two equipment notes that came due in the second quarter.

Income taxes

For the three months ended June 30, 2004 and 2003, we recognized $3 and $6 in state income taxes, respectively.

Preferred stock dividends and accretion

Preferred stock dividends and accretion decreased by $1,559, or 93.7%, to $105 for the three months ended June 30, 2004 from $1,664 for the three months ended June 30, 2003. This decrease was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
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

Revenue for the six months ended June 30, 2004 was $4,920, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This represented a 59.2% increase from revenue of $3,091 for the six months ended June 30, 2003, primarily attributable to a second collaboration agreement with Roche entered into in September 2003.

Research and development expense

Research and development expense increased by $666, or 6.0%, to $11,798 for the six months ended June 30, 2004 from $11,132 for the six months ended June 30, 2003. Of this increase, $299 was attributable to personnel and personnel-related costs associated with our increased headcount to support our discovery and development programs, $220 was attributable to chemical software and service contracts, and $342 was attributable to an increase in building occupancy costs, depreciation and utility costs associated with running our expanded facility. Reduced spending of $268 on third party research services offset these increases. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $2,710 and $2,372 for the six months ended June 30, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased $1,742, or 83.9%, to $3,819 for the six months ended June 30, 2004 from $2,077 for the six months ended June 30, 2003. The increase was primarily the result of non-cash compensation expense of $922 related to the grant of stock options to consultants and employees, $392 in personnel and personnel-related costs, $142 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, and $208 for insurance premiums. During the remainder of 2004, and thereafter, we expect that general and administrative expense will be higher than 2003 due to expenses associated with being a public company.

Interest income and interest expense

Interest income increased $11, or 4.3%, to $267 for the six months ended June 30, 2004. Interest expense decreased $22, or 9.2%, to $216 for the six months ended June 30, 2004. The increase in interest income was attributable to higher investment balances, due to our receipts of net proceeds from our initial public offering in April 2004. The decrease in interest expense was related to the repayment of two equipment notes, which came due.

Income taxes

For the six months ended June 30, 2004 and 2003, we recognized $5 and $12 in state income taxes, respectively.

Preferred stock dividends and accretion

Preferred stock dividends and accretion decreased by $1,307, or 39.3%, to $2,022 for the six months ended June 30, 2004 from $3,329 for the six months ended June 30, 2003. This decrease was attributable to the conversion of the preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Liquidity and capital resources

At June 30, 2004, cash, cash equivalents and marketable securities were $54,154 as compared to $30,107 at December 31, 2003. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $9,490 for the six months ended June 30, 2004. This primarily reflects the net loss of $10,651, offset by working capital sources of $898, the recognition of $1,670 of deferred revenues from our two Roche collaborations offset by non-cash charges for depreciation expense of $967 and non-cash compensation expense of $966. Net cash used in investing activities for the six months ended June 30, 2004 was $9,737, which represents an increase in our net investment in marketable securities, and funds used for our facility expansion and to purchase additional equipment. Net cash provided by financing activities during the six months ended June 30, 2004 was $36,214 and consisted primarily of $35,388 of net proceeds from our initial public offering in the second quarter, and $1,745 generated from borrowings under equipment notes, and was offset by $1,101 used in repayment of equipment notes.

The following table summarizes as of June 30, 2004, our contractual obligations for equipment notes and operating lease payments in connection with the lease of our current facility. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
Contractual obligations	2004	2005	2006	2007	2008	2009-2014
Equipment notes payable	$1,286	$1,995	$1,165	$494	$17	$	—
Operating lease payments	914	1,855	1,911	1,968	2,028		12,298

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make payments up to $19,000 upon achievement of future milestones (including a $1,000 milestone payment due upon commencement of Phase II clinical trials) and to pay royalties upon sales of any products incorporating the licensed compound.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials, and hiring of personnel. We expect that our general and administrative expenses will increase in the future as we expand our finance, legal and administrative staff, and incur additional costs related to being a public company, including costs related to maintaining directors’ and officers’ insurance, compliance with applicable rules and regulations and increased professional fees. We believe our existing cash and cash equivalents, together with the net proceeds of our initial public offering, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through year-end 2005. Our future cash requirements will depend on many factors, including:

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

Currently we have no committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair valuation of stock related to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development payments.

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. When we have continuing performance obligations under the terms of a collaboration, non-refundable license fees and performance milestone payments are recognized as revenue ratably over the period in which we expect to obtain FDA approval of the compound for which the milestone is paid or, in the case of an upfront payment, the first compound anticipated to be so approved or the point in time when a license is expected to be granted. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval of the first compound as 7.5 years from the date of the collaboration.

We are applying the provisions of the EITF No. 00-21 prospectively to the 2003 Roche Agreement using a single unit of accounting, since Roche has the right to enter into a license under this agreement. Revenue will be recognized over the five-year period that Roche has to obtain a sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of efforts expended in a period as compared to our estimated efforts over the full period. We periodically review the estimated development periods and our estimated research efforts and, to the extent such estimates change, the impact of such change is recorded at that time. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.

Payments received from our collaboration partners for research and development services performed by us that are deemed to be a separate unit of accounting, as defined by EITF No. 00-21, are recognized as research and development services are performed. Otherwise, the payments are recognized over the term of the applicable collaboration agreement.

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

➢	professional service fees, such as lawyers’ and accountants’ fees;

➢	contract clinical service fees;

➢	fees paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees paid to contract manufacturers in conjunction with the production of clinical materials.

In connection with the above services, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services performed by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could materially differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. GAAP.

Research and development expense

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs and research and development conducted for us by third parties, such as sponsored university-based research and clinical research organizations. In addition, research and development expenses include the cost of clinical trial drug supply shipped to our clinical research organizations, which amounts are expensed upon purchase.

We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as and when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimates may be a material change in our clinical study accrual, which could also materially affect our results of operations.

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

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant. The factor that most affects the accounting for stock-based compensation is the fair value of the common stock at the measurement date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued. Since our initial public offering, the fair value of stock-based compensation granted to non-employees have been determined using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and the other information contained in this report. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffer, possibly materially. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Relating to our Business

We expect to continue to incur substantial losses, and we may never achieve profitability.

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. Our net loss for the quarter and six months ended June 30, 2004 was $5.8 million and $10.7 million, respectively, and as of June 30, 2004, we had an accumulated deficit of approximately $107.0 million, of which $19.5 million related to preferred dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to increase the number of our development programs and expand our clinical trial activity, as well as increase our in-licensing arrangements, acquire technologies and further expand our infrastructure. As a result, we will need to generate significant revenue or obtain external financing to pay these costs and achieve profitability. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

All of our revenue to date has been derived from license fees, milestone payments and payments for research and development services under our two collaborations with Roche. Additional revenue from these collaborations is dependent on reaching specified milestones or achieving product sales, neither of which is within our control. We cannot assure you that if we require external financing that we will be successful in obtaining it on favorable terms, if at all. We have not completed development of any drugs, and we do not expect that any drugs resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenue from the sale of products based on our drug candidates.

Our drug candidates are novel and in the early stages of development.

We are a biopharmaceutical company focused on the discovery and development of drug candidates, all of which are at an early stage of development. We have only one drug candidate for which we have completed Phase I clinical trials and one drug candidate for which our collaborator, Roche, is currently conducting Phase I clinical trials. The balance of our activities is focused on the preclinical development of two drug candidates and the identification and optimization of compounds to address biological targets that may be implicated in memory and other cognitive functions. Our drug discovery and development methods are unproven and may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our drug candidates may fail to be safe and effective in preclinical and clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized.

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

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake the advanced clinical development and commercialization of our drug candidates. We have entered into only two collaborations to date, both of which are with Roche and were entered into prior to commencing clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our other drug candidates at an early stage of development or on economic terms that are comparable to the terms of our collaborations with Roche if at all.

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

Our preclinical and clinical testing results may not be predictive of future trial results and may not be sufficient to support regulatory approval of future clinical trials. If subsequent study or trial results are unfavorable or insufficient, we may be forced to stop developing drug candidates that we currently believe are important to our future.

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of efficacy and safety. We have invested in and continue to invest substantial resources in this capability. However, since none of our drug candidates has progressed past Phase I clinical trials and only one drug candidate has completed Phase I clinical trials, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the U. S. Food and Drug Administration (FDA), or by similar agencies in other countries.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. While our early preclinical tests and the initial Phase I clinical trial with MEM 1414 suggest a better tolerability profile than other known PDE4 inhibitors, in a 13-week animal toxicology study of MEM 1414 subsequently conducted by Roche, there were deaths at high doses in one of the two species tested. Roche has initiated additional investigational animal toxicology and other assessments of MEM 1414. The results of these assessments and current Phase I clinical trials or other subsequent studies could impact the continuation of the MEM 1414 program under the Roche collaboration. In addition, any other PDE4 inhibitors that we or our collaborators develop may not ultimately prove to have a better safety profile than PDE4 inhibitors developed by others.

If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired.

Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy for humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.

Only two of our drug candidates, MEM 1003 and MEM 1414, are currently undergoing clinical trials. Neither has progressed past Phase I clinical trials, which have been conducted in the United Kingdom. In order for us or our collaborators to conduct human clinical trials in the U.S. for these or other drug candidates, we or they must obtain and maintain an effective investigational new drug application, or IND, from the FDA. In connection with obtaining an IND, we may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the trials conducted in foreign countries. For example, in connection with our IND preparation for a safety and tolerability study for MEM 1003 in Alzheimer’s patients in the U.S., the FDA has indicated that prior to submitting an IND, we should consider conducting an additional preclinical safety study and has recommended that we provide supplementary information relating to earlier preclinical animal tests in which there were certain adverse toxicological findings at high doses. As a result, we may face delays in proceeding with the safety and tolerability study, which would delay future clinical trials for MEM 1003 in the U.S. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have or that additional studies that we conduct will support our earlier results. If we are unable to satisfy the FDA we may be prevented from proceeding with MEM 1003 in the U.S.

It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA can place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our Chief Executive Officer, Dr. Axel Unterbeck, our President and Chief Scientific Officer, Dennis M. Keane, our Chief Financial Officer, and Gardiner F. H. Smith, our Vice President of Business Development. Our employment agreements with these executive officers are terminable by us or the executive on short or no notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

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

If third-party preclinical or clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct our preclinical testing or clinical trials independently. In addition to our collaborators, we rely and will continue to rely on clinical investigators, third-party clinical research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. From time to time, clinical investigators, third-party clinical research organizations and consultants have not performed in a manner that we believed was acceptable or timely. In each case we have discussed and resolved these issues with the vendor, and none of these issues have led to a material delay or other material adverse effect on our clinical trials. However, the failure of any vendor to perform in an acceptable and timely manner in the future could cause a delay or other material adverse effect on our clinical trials.

If we or our collaborators cannot locate acceptable contractors to run a portion of our or our collaborators’ clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other U.S. and foreign legal and regulatory requirements for the conduct of preclinical testing and clinical trials or meet expected deadlines, our preclinical or clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.

If we or our collaborators fail to obtain regulatory clearance for our current or future drug candidates, we will be unable to market and sell any products and therefore may never be able to generate product revenue or be profitable.

We or our collaborators will be required to obtain from the FDA and to maintain an effective IND to conduct human clinical trials in the U.S. and must obtain and maintain regulatory approval for commercial distribution. This process is expensive, uncertain and takes many years. None of our clinical trials to date has been conducted in the U. S. In order to obtain regulatory clearance to conduct clinical trials in the U. S. and eventually obtain approval in the U. S., we or our collaborators must provide the FDA with data sufficient to demonstrate the safety and efficacy of each drug candidate. None of our drug candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our drug candidates may never be approved for sale or become commercially viable. If we, either alone or with collaborators, are unable to successfully complete clinical trials of any of our current or future drug candidates, or if the results of these trials are not positive or are only modestly positive, we or our collaborators may not be able to obtain marketing approval for any drugs or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and our stock price may decline.

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

We have no manufacturing capacity and depend on third parties to supply us with the compounds under development, to develop effective formulations and to manufacture our products

We have no manufacturing experience, and we currently lack the resources and capability to develop formulations and manufacture any of our drug candidates on a clinical or commercial scale. We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development, and we do not currently intend to do so in the foreseeable future. As a result, we are dependent on third parties, including Roche, for the formulation and manufacture of clinical and commercial scale quantities of our drug candidates. If we or our collaborators are unable to secure an adequate supply of our compounds under development, or if the third parties we contract with are unable to develop effective formulations or to timely manufacture our drug candidates on a commercial scale, we may encounter delays in our clinical trials. Although we believe that there are an adequate number of suppliers for compounds such as ours, we could experience a shortage of suppliers, or an interruption in supply if a supplier relationship were terminated, that could have an adverse effect on our or our collaborators’ ability to supply products. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner.

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

Third parties may own or control patents or proprietary rights that are infringed by our technologies or drug candidates.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our collaborators or our licensors that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

As of August 13, 2004, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 35% of our capital stock. Accordingly, these executive officers, directors and stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders.

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

These provisions may have the effect of entrenching our management team and preventing a merger or acquisition that would be attractive to stockholders. As a result, these provisions may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the market price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and option-holders executed lock-up agreements that prohibit them from selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise dispose of or agree to dispose of any shares of our common stock for the 180 day period from the date of our initial public offering through October 2, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Changes in Constituent Instruments Defining the Rights of Security Holders

In April 2004, in connection with our initial public offering, our amended and restated certificate of incorporation, our amended and restated bylaws and new form of common stock certificate became effective.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On April 5, 2004, we completed an initial public offering of 5,000,000 shares of our common stock at a price to the public of $7.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004. The managing underwriters in the offering were UBS Securities LLC, SG Cowen Securities Corporation, Banc of America Securities LLC and Fortis Securities. The offering commenced on April 5, 2004 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the managing underwriters an over-allotment option to purchase up to an additional 750,000 shares of our common stock from us at the initial public offering price. The underwriters exercised the over-allotment option on April 20, 2004. There were no selling stockholders in our initial public offering. We invested the proceeds in short-term interest bearing, investment grade securities.

Net proceeds of our initial public offering, including the exercise of the underwriters’ over-allotment option, were $35.4 million. In connection with the offering we paid underwriters’ commission of $2.8 million and incurred offering expenses of $2.0 million. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

1.	In April 2004, we sent a written consent to our stockholders requesting approval to the taking of the following action in connection with the initial public offering of our common stock: the approval and adoption of an amendment to our certificate of incorporation to amend the definition of a “Qualified Initial Public Offering” therein. A total of 10,696,480 shares, representing 80.5%, of our stock on an as-converted to common stock basis voted in favor of this matter.

2.	In April 2004, we sent a second written consent to our stockholders requesting approval to the taking of the following action in connection with the initial public offering of our common stock: the approval and adoption of an amendment to our certificate of incorporation to amend the definition of “Excluded Shares” therein. A total of 11,277,005 shares, representing 84.8%, of our stock on an as-converted to common stock basis voted in favor of this matter.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1*	Employment Letter Agreement, dated as of May 18, 2004, between Jzaneen Lalani and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

On May 18, 2004, we furnished a Current Report on Form 8-K, Item 12, to the SEC incorporating by reference our press release announcing our financial results for the quarter ended March 31, 2004. We amended this Current Report on May 20, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Dennis M. Keane
DENNIS M. KEANE
Chief Financial Officer (Principal Financial Officer)

Date: August 16, 2004

Exhibit Index

Exhibit Number	Description
10.1*	Employment Letter Agreement, dated as of May 18, 2004, between Jzaneen Lalani and the Registrant

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Indicates management contract or compensatory plan or arrangement.