Form 10-Q
period 2004-09-30
MEMORY PHARMACEUTICALS CORP
filed 2004-11-15
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

☑   Yes               ☐   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

☐   Yes               ☑   No

     As of November 9, 2004 the registrant had 20,447,911 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$31,781	$16,884
Marketable securities	15,892	13,223
Receivables	875	2,019
Prepaid and other current assets	943	1,664

Total current assets	49,491	33,790
Property and equipment, net	10,669	9,085
Restricted cash	505	505
Other assets	48	54

Total assets	$60,713	$43,434

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$1,437	$1,754
Accrued expenses	2,765	3,103
Current portion of equipment notes payable	1,910	1,675
Deferred revenue – current	7,095	6,220

Total current liabilities	13,207	12,752
Equipment notes payable, less current portion	1,964	2,112
Deferred revenue – long-term	11,277	13,752

Total liabilities	26,448	28,616

Redeemable convertible preferred stock, Series A, B, C, D and R; $0.001 par value per share; no shares authorized, issued or outstanding at September 30, 2004; 39,217,908 shares authorized, and 39,210,765 shares issued and outstanding at December 31, 2003	—	86,598
Accrued dividends on redeemable convertible preferred stock	—	17,677

Total redeemable convertible preferred stock and accrued dividends	—	104,275

Stockholders’ equity / (deficit):
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 20,447,183 issued and outstanding at September 30, 2004, and 17,758,666 shares authorized and 1,138,203 issued and outstanding at December 31, 2003;	20	1
Additional paid-in capital	149,147	5,410
Accumulated deficit	(113,597)	(94,316)
Accumulated other comprehensive loss	(33)	—
Deferred compensation	(1,272)	(552)

Total stockholders’ equity / (deficit)	34,265	(89,457)

Total liabilities and stockholders’ equity / (deficit)	$60,713	$43,434

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$2,430	$2,088	$7,350	$5,179
Operating expenses:
Research and development	7,263	4,968	19,061	16,100
General and administrative	1,856	1,268	5,675	3,345

Total operating expenses	9,119	6,236	24,736	19,445

Loss from operations	(6,689)	(4,148)	(17,386)	(14,266)

Other Income	—	150	—	150
Interest:
Income	191	84	458	340
Expense	(109)	(114)	(325)	(352)

Interest income (expense), net	82	(30)	133	(12)

Net loss before income taxes	(6,607)	(4,028)	(17,253)	(14,128)
Income taxes	2	(2)	7	10

Net loss	(6,609)	(4,026)	(17,260)	(14,138)
Less redeemable convertible preferred stock dividends and accretion	—	2,249	2,022	5,578

Net loss attributable to common stockholders	$(6,609)	$(6,275)	$(19,282)	$(19,716)

Basic and diluted net loss per share of common stock	$(0.32)	$(5.57)	$(1.38)	$(21.34)

Basic and diluted weighted average number of shares of common stock outstanding	20,440,442	1,125,833	13,978,520	923,782

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows used in operating activities:
Net loss	$(17,260)	$(14,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,502	1,300
Non-cash stock based compensation	1,109	11
Changes in operating accounts:
Receivables	1,144	—
Prepaid and other current assets	721	88
Other assets	6	127
Accounts payable	(317)	(1,669)
Accrued expenses	(338)	(534)
Deferred revenue	(1,600)	10,946

Net cash used in operating activities	(15,033)	(3,869)

Cash flows used in investing activities:
Purchases of marketable securities	(11,393)	(9,024)
Sales of marketable securities	8,691	10,181
Additions to property and equipment	(3,086)	(681)
Change in restricted cash	—	(25)

Net cash used in investing activities	(5,788)	451

Cash flows provided by financing activities:
Proceeds from issuance of common stock	35,630	254
Proceeds from issuance of redeemable convertible preferred stock	—	10,000
Proceeds from equipment notes payable	1,745	1,224
Principal repayment equipment notes payable	(1,657)	(1,307)

Net cash provided by financing activities	35,718	10,171

Net increase in cash and cash equivalents	14,897	6,753
Cash and cash equivalents, beginning of period	16,884	14,063

Cash and cash equivalents, end of period	$31,781	$20,816

Supplemental cash flow information:
Cash paid for interest	$325	$352
Cash paid for taxes	7	10
Accrued dividends on redeemable convertible preferred stock	1,862	4,694
Accretion of redeemable convertible preferred stock to liquidation value	160	300
Beneficial conversion feature on Series Roche preferred stock	—	584

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

The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement on Form S-1, as amended (File No. 333-111474), which was declared effective by the Securities and Exchange Commission on April 5, 2004.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in their statements of operations. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions be accounted for using a fair-value based method. The FASB has delayed the effective date of this proposed statement until fiscal periods beginning after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on our financial statements.

(3)	Stock-Based Compensation

We apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, we have elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above, and have adopted only the disclosure requirements of SFAS No. 148.

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant. Fair market value is determined using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, the risk-free interest rate and expected dividend yield at the grant date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued.

The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included below. Because options granted during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(6,609)	$(6,275)	$(19,282)	$(19,716)
Add: Stock-based employee compensation expense included in reported net loss	181	—	484	11
Deduct: Employee stock-based compensation expense under fair-value based method	(533)	(46)	(1,325)	(150)

Pro forma net loss attributable to common stockholders	$(6,961)	$(6,321)	$(20,123)	$(19,855)

Pro forma basic and diluted net loss per share of common stock	$(0.34)	$(5.61)	$(1.44)	$(21.49)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the three-month and nine-month periods ended September 30, 2004 and 2003.

	Three Months ended		Nine Months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Expected stock price volatility	60%	60%	60%	60%
Expected term until exercise	5 years	5 years	5 years	5 years
Risk-free interest rate	3.7%	4.5%	3.6%	3.2%
Expected dividend yield	0%	0%	0%	0%

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $5.72 and $0.13 per share for stock options granted in the nine months ended September 30, 2004 and 2003, respectively.

Stock Options

During the nine months ended September 30, 2004, the Company granted an option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to the 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1,130 attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. Compensation expense is recognized ratably over the four-year vesting period. The Company recognized $181 and $484 of total compensation expense during the three-month and nine-month periods ended September 30, 2004, respectively.

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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2004 excludes the effect of the potential exercise of options to purchase 3,113,309 shares of common stock and warrants to purchase 124,073 shares of common stock, because the effect would be anti-dilutive.

Similarly, the computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2003 excludes the effect of the potential exercise of options to purchase 2,188,791 shares of common stock and warrants to purchase 172,656 shares of common stock, because the effect would be anti-dilutive. In addition, the diluted weighted average number of shares outstanding for both the three-month and nine-month periods ended September 30, 2003 excludes the Company’s redeemable convertible preferred stock that would have converted into 12,369,501 shares of common stock, since the effects would be anti-dilutive.

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

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2004 and the same periods in 2003. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Basic and diluted:
Net loss	$(6,609)	$(4,026)	$(17,260)	$(14,138)
Dividends and accretion to redemption value	—	(2,249)	(2,022)	(5,578)

Net loss attributable to common stockholders	(6,609)	(6,275)	(19,282)	(19,716)
Basic and diluted weighted average number of shares of common stock outstanding	20,440,442	1,125,833	13,978,520	923,782
Basic and diluted net loss per share	$(0.32)	$(5.57)	$(1.38)	$(21.34)

Pro forma basic and diluted:
Net loss	(6,609)	(4,026)	(17,260)	(14,138)
Basic and diluted weighted average number of shares of common stock outstanding	20,440,442	1,125,833	13,978,520	923,782
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	12,678,143	4,432,321	12,472,382

Pro forma basic and diluted weighted average shares of common stock outstanding	20,440,442	13,803,976	18,410,841	13,396,164
Pro forma basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.94)	$(1.06)

(5)	Initial Public Offering of Common Stock

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

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive loss. As of September 30, 2004, our accumulated unrealized loss was $33 for these securities. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations. Our investment in debt securities of $13,223, with maturity dates exceeding 90 days at December 31, 2003, were reclassified to marketable securities on our balance sheet.

(8)	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity / (deficit) on our balance sheet. For the three months ended September 30, 2004, comprehensive loss was $6,595, which includes our net loss of $6,609, which was offset by an unrealized gain on available-for-sale marketable securities of $14. For the nine months ended September 30, 2004, comprehensive loss was $17,293, which includes our net loss of $17,260 with an unrealized loss on available-for-sale marketable securities of $33.

(9)	License Agreements and Collaborations

Bayer AG

In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of September 30, 2004, we have paid $1,000 in upfront and milestone payments under this agreement. We are also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by us from the sale of any products incorporating the licensed compound.

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

Under the 2002 Roche Agreement, as of September 30, 2004, Roche has made an $8,000 upfront license payment and two $2,000 milestone payments. Roche is obligated to make future payments if specified developmental milestones are achieved. On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5,250, payable quarterly commencing September 9, 2004.

During the three and nine month periods ended September 30, 2004, we recognized revenue of $1,287 and $3,861, respectively, under the 2002 Roche Agreement, representing $412 and $1,236, respectively, related to the upfront license payment and milestone payments received as of September 30, 2004, which is being amortized over the expected development period of 7.5 years from the date of the collaboration, and $875 and $2,625, respectively, related to the funding of the research collaboration. During the three and nine months ended September 30, 2003, the Company recognized revenue of $2,088 and $5,179, respectively, under the 2002 Roche Agreement, representing $318 and $1,054, respectively, related to the upfront license payment and a milestone payment received as of September 30, 2003, which are being amortized over the expected development period, and $1,770 and $4,125, respectively, related to the funding of the research collaboration.

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

During the second quarter of 2004, we changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Since Roche has the right to enter into a license under our 2003 agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the pre-clinical and clinical development through Phase IIa of nicotinic alpha -7 partial agonist compounds. This period also reflects the time period that Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. The adoption of this single unit of accounting for revenue recognition treatment under the 2003 Roche Agreement does not have a material impact on the Company’s financial position, results of operations or cash flows.

During the three and nine months ended September 30, 2004, the Company recognized revenue of $1,143 and $3,489, respectively, under the 2003 Roche Agreement. The Company did not recognize any revenue under the 2003 Roche Agreement during the nine months ended September 30, 2003.

(10)	Consulting Agreements

In April 1998, we entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. Additionally, we were required to grant additional options to the consultant upon the issuance of new securities by the Company to ensure that the founder maintained a 4.9216% ownership in the Company, which obligation expired upon the completion of our initial public offering. Upon the closing of our initial public offering, we issued this consultant an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result of which we recognized compensation expense of $437 during the nine-month period ended September 30, 2004.

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

OVERVIEW

Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have four clinical and preclinical drug candidates in development, as well as multiple drug discovery programs addressing specific CNS targets. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, and also include certain psychiatric disorders such as depression and schizophrenia.

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 partial agonists. As of September 30, 2004, we had received $43.7 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to $248.0 million in milestone payments, including the license fees previously paid and bonus payments for achieving certain sales milestones, from these collaborations (if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement). These amounts are in addition to payments to us for research and development services, some of which have previously been paid, and royalties, which would be payable on product sales. We may not reach all of the milestones, in which event we would likely receive substantially less than $248.0 million under the collaborations. On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004.

In June 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of September 30, 2004, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment which will be due upon commencement of Phase II clinical trials) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of September 30, 2004, we had an accumulated deficit of $113.6 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure to support our discovery and development programs.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and our level of pre-clinical and clinical activities and the amount of funding and other support being provided for these activities directly by us versus by our collaboration partners. In particular, we currently intend to fund a safety and tolerability study in Alzheimer’s patients and Phase IIa clinical trials for MEM 1003 ourselves. If Phase IIa trials are successful, we may at that time choose to seek a collaboration partner for our MEM 1003 program, or we may choose to continue the program at our own expense. If we do not enter into a collaboration and decide to advance the MEM 1003 development program beyond Phase IIa on our own, our research and development expenses would increase significantly. We believe that period to period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one quarter to the next and should not be relied on as indicative of our future performance.

RECENT DEVELOPMENTS

On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003
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

Revenue for the three months ended September 30, 2004 was $2,430, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This represented a 16.4% increase from revenue of $2,088 for the three months ended September 30, 2003, primarily attributable to a second collaboration agreement with Roche entered into in September 2003.

Research and development expense

Research and development expense increased by $2,295, or 46.2%, to $7,263 for the three months ended September 30, 2004 from $4,968 for the three months ended September 30, 2003. Of this increase, $1,539 was attributable to fees related to third party research services for the development of our compounds, $499 was attributable to an increase in building occupancy costs associated with running our expanded facility, $204 was attributable to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs, and $76 was attributable to additional spending on lab materials and supplies. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $1,611 and $1,133 for the three months ended September 30, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased $588 or 46.4%, to $1,856 for the three months ended September 30, 2004 from $1,268 for the three months ended September 30, 2003. The increase is primarily the result of increases of $182 for insurance premiums, $122 in non-cash compensation expense, $107 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, $91 for occupancy costs relating to our expanded facility, and $71 in personnel and personnel-related costs. During the remainder of 2004, and thereafter, we expect that general and administrative expense will be higher than 2003 due to expenses associated with being a public company.

Interest income and interest expense

Interest income increased $107, or 127.4%, to $191 for the three months ended September 30, 2004 compared to the same period in 2003. Interest expense decreased $5, or 4.4%, to $109 for the three months ended September 30, 2004 compared to the same period in 2003. The increase in interest income was the result of higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004. The decrease in interest expense was primarily due to the repayment of two equipment notes that came due in the second quarter of 2004.

Income taxes

For the three months ended September 30, 2004, we recognized $2 in state income taxes as compared to a state income tax benefit of $2 for the three months ended September 30, 2003.

Preferred stock dividends and accretion

There were no preferred stock dividends and accretion for the three months ended September 30, 2004 as compared to $2,249 for preferred stock dividends and accretion for the three months ended September 30, 2003. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003
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

Revenue for the nine months ended September 30, 2004 was $7,350, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This represented a 41.9% increase from revenue of $5,179 for the nine months ended September 30, 2003, primarily attributable to a second collaboration agreement with Roche entered into in September 2003.

Research and development expense

Research and development expense increased by $2,961, or 18.4%, to $19,061 for the nine months ended September 30, 2004 from $16,100 for the nine months ended September 30, 2003. Of this increase, $2,306 was attributable to fees related to increased consulting and outside service providers used for pre-clinical and clinical activities, $1,113 was attributable to an increase in occupancy costs associated with running our expanded facility, $503 was attributable to personnel and personnel-related costs associated with our increased headcount to support our discovery and development programs, and $349 was attributable to additional spending on lab materials and supplies used to advance our programs. Reduced spending of $1,308 on third party preclinical research services offset these increases. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $4,321 and $3,505 for the nine months ended September 30, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased $2,330, or 70.0%, to $5,675 for the nine months ended September 30, 2004 from $3,345 for the nine months ended September 30, 2003. The increase was primarily the result of non-cash compensation expense of $1,044 related to the grant of stock options to consultants and employees, $390 for insurance premiums, $363 in personnel and personnel-related costs, and $249 in legal fees relating to the maintenance and expansion of our intellectual property portfolio. During the remainder of 2004, and thereafter, we expect that general and administrative expense will be higher than 2003 due to expenses associated with being a public company.

Interest income and interest expense

Interest income increased $118, or 34.7%, to $458 for the nine months ended September 30, 2004, compared to the same period in 2003. Interest expense decreased $27, or 7.7%, to $325 for the nine months ended September 30, 2004, compared to the same period in 2003. The increase in interest income was attributable to higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004. The decrease in interest expense was related to the repayment of two equipment notes, which came due in the second quarter of 2004.

Income taxes

For the nine months ended September 30, 2004 and 2003, we recognized $7 and $10 in state income taxes, respectively.

Preferred stock dividends and accretion

Preferred stock dividends and accretion decreased by $3,556, or 63.8%, to $2,022 for the nine months ended September 30, 2004 from $5,578 for the nine months ended September 30, 2003. This decrease was attributable to the conversion of the preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Liquidity and capital resources

We have financed our operations since inception through the sale of equity securities, payments received under our collaboration agreements with Roche, equipment financings and interest income. From inception through September 30, 2004, we have raised net proceeds of $123,800 from the sale of equity securities. In addition, as of September 30, 2004, we have received $22,000 in upfront and milestone payments, $9,975 in collaboration agreement fees, $9,345 from equipment financings, $1,600 from research reimbursement cost and $3,400 in interest income. To date, inflation has not had a material effect on our business.

At September 30, 2004, cash, cash equivalents and marketable securities were $47,673 as compared to $30,107 at December 31, 2003. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $15,033 for the nine months ended September 30, 2004. This primarily reflects the net loss of $17,260, offset by working capital sources of $1,216, the recognition of $1,600 of deferred revenues from our two Roche collaborations offset by non-cash charges for depreciation expense of $1,502 and non-cash compensation expense of $1,109. Net cash used in investing activities for the nine months ended September 30, 2004 was $5,788, which represents an increase in our net investment in marketable securities, and funds used for our facility expansion and to purchase additional equipment. Net cash provided by financing activities during the nine months ended September 30, 2004 was $35,718, which consisted primarily of $35,388 of net proceeds from our initial public offering in the second quarter, and $1,745 generated from borrowings under equipment notes, and was offset by $1,657 used in repayment of equipment notes.

The following table summarizes as of September 30, 2004, our contractual obligations for equipment notes and operating lease payments in connection with the lease of our current facility. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
Contractual obligations	2004	2005	2006	2007	2008	2009-2014
Equipment notes payable, including interest	$622	$1,995	$1,165	$491	$17	$—
Operating lease payments	460	1,867	1,923	1,981	2,040	12,373

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make payments up to $19,000 upon achievement of future milestones (including a $1,000 milestone payment due upon commencement of Phase II clinical trials) and to pay royalties upon sales of any products incorporating the licensed compound.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials, and hiring of personnel. We expect that our general and administrative expenses will remain at an increased level, reflecting the additional costs related to being a public company, including increased professional fees and costs related to additional finance and legal staff, maintaining directors’ and officers’ insurance, and complying with applicable rules and regulations. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by Roche in the future under our 2002 and 2003 Roche Agreements, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through at least year-end 2005. Our future cash requirements will depend on many factors, including:

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair valuation of stock related to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain FDA approval of the compound for which the milestone is paid. We are recognizing the upfront payment ratably over the period in which we expect the first compound to be so approved. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval of the first compound as 7.5 years from the date of the collaboration. We periodically review the estimated development periods and our estimated research efforts and, to the extent such estimates change, the impact of such change is recorded at that time.

We are applying the provisions of the EITF No. 00-21 prospectively to the 2003 Roche Agreement using a single unit of accounting, since Roche has the right to enter into a license under this agreement. Revenue is being recognized over the five-year period that Roche has to obtain a sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of efforts expended in a period as compared to our estimated efforts over the full period.

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

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

➢	professional service fees, such as lawyers’ and accountants’ fees;

➢	contract preclinical and clinical service fees;

➢	fees paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees paid to contract manufacturers in conjunction with the production of clinical materials.

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

Research and development expense

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, lab supplies and materials, and research and development conducted for us by third parties, such as sponsored university-based research and clinical research organizations. In addition, research and development expenses include the cost of manufacturing clinical trial drug supply shipped to our clinical research organizations, which amounts are expensed upon purchase.

We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as and when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. We adjust our accrual based on actual costs; such changes in estimates may be material changes in our clinical study accrual, which could also materially affect our results of operations.

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

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued. Since our initial public offering, the fair value of stock-based compensation has been based on the price of our common stock on the measurement date.

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

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. Our net loss for the quarter and nine months ended September 30, 2004 was $6.6 million and $17.3 million, respectively, and as of September 30, 2004, we had an accumulated deficit of approximately $113.6 million, of which $19.5 million related to preferred dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. We expect to incur substantial and increasing net losses for the foreseeable future as we increase our spending to increase the number of our development programs and expand our clinical trial activity, as well as increase our in-licensing arrangements, acquire technologies and further expand our infrastructure. As a result, we will need to generate significant revenue or obtain external financing to pay these costs and achieve profitability. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

All of our revenue to date has been derived from license fees, milestone payments and payments for research and development services under our two collaborations with Roche. Additional revenue from these collaborations is dependent on reaching specified milestones or achieving product sales, neither of which is within our control. We cannot assure you that any external financing we seek will be available on favorable terms, if at all. We have not completed development of any drugs, and we do not expect that any drugs resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenue from the sale of products based on our drug candidates.

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

Our drug development programs principally target a broad range of central nervous system conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, vascular dementia and mild cognitive impairment and also include certain psychiatric disorders such as depression and schizophrenia. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs may fail.

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

If we are not able to continue to enter into collaborations for our drug candidates at relatively early stages, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we currently intend to fund our Phase IIa clinical trials for MEM 1003, which we are in the process of designing, ourselves. If Phase IIa trials are successful, we may at that time choose to seek a collaboration partner for our MEM 1003 program, or we may choose to continue the program at our own expense. If we do not engage a collaboration partner for MEM 1003 following Phase IIa clinical trials or if we are unable to engage a collaboration partner for any other drug candidate, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to substantially reduce our development efforts, which would delay the commercialization of our drug candidates.

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

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. For each of our collaborative programs, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of pre-clinical studies, these candidates may not be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. While our early preclinical tests and the initial Phase I clinical trial with MEM 1414 suggest a better tolerability profile than other known PDE4 inhibitors, in a 13-week animal toxicology study of MEM 1414 subsequently conducted by Roche, there were deaths at high doses in one of the two species tested. Roche has initiated additional investigational animal toxicology and other assessments of MEM 1414. The results of these assessments and current Phase I clinical trials or other subsequent studies could impact the continuation of the MEM 1414 program under the Roche collaboration. In addition, any other PDE4 inhibitors that we or our collaborators develop may not ultimately prove to have a better safety profile than PDE4 inhibitors developed by others.

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

Two of our drug candidates, MEM 1003 and MEM 1414, are currently undergoing clinical trials. Neither has progressed past Phase I clinical trials, which have been conducted or are being conducted in Europe. In order for us or our collaborators to conduct human clinical trials in the U.S. for these or other drug candidates, we or they must obtain and maintain an effective investigational new drug application, or IND, from the FDA. In connection with obtaining an IND, we may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the trials conducted in foreign countries. For example, we are in the process of preparing an IND under which we will conduct a safety and tolerability study for MEM 1003 in Alzheimer’s patients in the U.S., prior to commencing our Phase IIa clinical trials. This safety and tolerability study will serve as a means to bridge the safety and tolerability assessment between healthy volunteers and Alzheimer’s patients. In connection with the preparation of our IND, the FDA indicated that we should consider conducting an additional preclinical safety study prior to submitting the IND. We have conducted this study and will include the results with our IND submission. The FDA has also recommended that we conduct a three-month toxicology study at higher doses than were previously studied and that we submit these results prior to commencing Phase IIa clinical trials. We are also planning for the supply of sufficient amounts of MEM 1003 to conduct the safety and tolerability study, the three-month toxicology study and the Phase IIa clinical trials. We now anticipate that these steps will delay the initiation of Phase IIa clinical trials for MEM 1003 from the end of the first quarter of 2005 to the end of the first half of 2005. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have or that additional studies and clinical trials that we conduct will support our earlier results. We also cannot assure you that we will not experience further delays in carrying out the requirements for commencing Phase IIa clinical trials. If we are unable to satisfy the FDA we may face delays in proceeding with the safety and tolerability study, which could delay future clinical trials for MEM 1003 in the U.S., or we could be prevented from proceeding with MEM 1003 in the U.S. Even if we are able to commence and complete the safety and tolerability study on the time schedule that we have planned, we cannot assure you that we will be able to initiate Phase IIa by the end of the first half of 2005.

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

We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made in the future by Roche under our 2002 and 2003 Roche Agreements, should be sufficient to fund our anticipated levels of operations through at least year-end 2005. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate.

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

We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s, depression and schizophrenia as well as potential therapies for vascular dementia and MCI.

We depend on our key scientific and other key personnel. If we are not able to retain them or recruit additional scientific and technical personnel, our business will suffer.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our Chief Executive Officer, Dr. Axel Unterbeck, our President and Co-Founder, Dr. David A. Lowe, our Chief Scientific Officer, Dennis M. Keane, our Chief Financial Officer, and Gardiner F. H. Smith, our Vice President of Business Development. Our employment agreements with these executive officers are terminable by us or the executive on short or no notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

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

We do not have the ability to conduct our preclinical testing or clinical trials independently. In addition to our collaborators, we rely and will continue to rely on clinical investigators, third-party clinical research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. From time to time, clinical investigators, third-party clinical research organizations and consultants have not performed in a manner that we believed was acceptable or timely. In each case we have discussed and resolved these issues with the vendor, and none of these issues have led to a material delay or other material adverse effect on our clinical trials. However, the failure of any vendor to perform in an acceptable and timely manner in the future, including in accordance with any FDA regulations, could cause a delay or other material adverse effect on our clinical trials.

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

Our commercial success will depend in part on third-party payors such as government health administration authorities, including Medicare, private health insurers and other organizations agreeing to reimburse patients for the costs of our products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Because most persons suffering from Alzheimer’s disease are elderly, we expect that coverage for any products that we and our collaborators successfully develop to treat Alzheimer’s in the US will be provided primarily through the Medicare program. Our business would be materially adversely affected if the Medicare program were to determine that our drugs are “not reasonable and necessary” and deny reimbursement of our or our collaborators’ prospective products. Our business could also be adversely affected if the Medicare program or other reimbursing bodies or payors limit the indications for which our or our collaborators’ prospective products will be reimbursed to a smaller set of indications than we believe is appropriate.

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

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our collaborators or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

As of November 9, 2004, our executive officers, directors and their affiliates who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 26% of our capital stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and option-holders executed lock-up agreements that prohibited them from selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise dispose of or agree to dispose of any shares of our common stock for the 180 day period from the date of our initial public offering. This lock-up period ended on October 2, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5. Other Information

The Company has been informed that Tony Scullion, the Company’s Chief Executive Officer, and Axel J. Unterbeck, Ph.D., the Company’s President, have each, as of November 12, 2004 and November 15, 2004, respectively, entered into a written plan to sell certain of their shares of our common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (each a “Plan”). Both Mr. Scullion and Dr. Unterbeck also serve on the Company’s Board of Directors.

Sales under Mr. Scullion’s Plan will commence on or after December 6, 2004 and his Plan will terminate on the earlier to occur of August 31, 2005 or when an aggregate of 210,000 shares of common stock have been sold thereunder, unless terminated sooner in accordance with the Plan’s terms. Subject to certain contingencies, an aggregate of 35,000 shares of common stock will be sold under Mr. Scullion’s Plan per month (which amount may be increased to account for shares that were not sold in the prior month).

Sales under Dr. Unterbeck’s Plan will commence on or after December 6, 2004 and his Plan will terminate on the earlier to occur of February 28, 2006 or when an aggregate of 57,600 shares of common stock have been sold thereunder, unless terminated sooner in accordance with the Plan’s terms. Subject to certain contingencies, an aggregate of 4,800 shares of common stock will be sold under Dr. Unterbeck’s plan per month (which amount may be increased to account for shares that were not sold in the prior month).

Mr. Scullion and Dr. Unterbeck have informed us that any sales pursuant to the Plan will comply with Rule 144, and each of them has represented that he had no knowledge of any material, nonpublic information regarding the Company when he adopted his Plan. Any actual sales under each Plan will be publicly disclosed under Rule 16a-3.

As of November 9, 2004, Mr. Scullion beneficially owned 3.1% of the Company’s outstanding shares of Common Stock (as determined in accordance with Rule 13d-3 of the Exchange Act). As of November 9, 2004, Dr. Unterbeck beneficially owned 2.6% of the Company’s outstanding shares of Common Stock (as determined in accordance with Rule 13d-3 of the Exchange Act).

Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock. The plans may be entered into only when the director or officer is not in possession of material, non-public information and sales thereunder may continue even if the individual entering into the plan subsequently becomes aware of material, non-public information.

Item 6. Exhibits

10.1	*	Consulting Agreement, dated as of July 2, 2004, between James E. Barrett, Ph.D. and the Registrant

10.2		Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant

10.3	*	Registrant’s Form of Stock Option Agreement

10.4	*	Letter Agreement, dated as of August 2, 2004, between Gardiner F. H. Smith and the Registrant

31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Dennis M. Keane
DENNIS M. KEANE
Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2004

Exhibit Index

Exhibit Number		Description
10.1	*	Consulting Agreement, dated as of July 2, 2004, between James E. Barrett, Ph.D. and the Registrant

10.2		Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant

10.3	*	Registrant’s Form of Stock Option Agreement

10.4	*	Letter Agreement, dated as of August 2, 2004, between Gardiner F. H. Smith and the Registrant

31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.