Form 10-K
period 2004-12-31
MEMORY PHARMACEUTICALS CORP
filed 2005-03-31
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Commission File Number 000-50642

MEMORY PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3363475
(I.R.S. Employer
(State of incorporation)	identification number)

100 Philips Parkway
Montvale, New Jersey 07645
(201) 802-7100
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes     ☐  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☑

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

☐  Yes     ☑  No

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $137,988,587 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 28, 2005 the registrant had 20,746,923 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MEMORY PHARMACEUTICALS CORP.
2004 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including the sections labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

PART I

Item 1. Business.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of central nervous system (CNS), conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment (MCI), and also include certain psychiatric disorders such as schizophrenia and depression. It is well recognized that memory loss and other cognitive impairments are key characteristics of Alzheimer’s disease and other dementias. It is less widely recognized, however, that memory loss and other cognitive impairments frequently occur in psychiatric disorders such as schizophrenia and depression.

Although therapies for the treatment of Alzheimer’s disease, schizophrenia and depression have been available for a number of years, many of the approved drugs for these disorders are not effective in a large number of patients and can produce significant side effects. Our potential CNS therapies are designed to address biological targets within the cellular pathways that are currently thought to be critically involved in memory formation and other cognitive functions. We believe that this approach could be effective in treating many major neurological and psychiatric disorders. We also believe that the relative specificity of these biological targets provides an opportunity to develop drugs with reduced side effect profiles.

Through pioneering research conducted over more than 30 years, Nobel Laureate Dr. Eric Kandel, one of our scientific founders, identified critical cellular pathways and biological targets involved in memory formation. This research, which was published in the 1990s, served as the cornerstone of our scientific foundation.

In order to identify and optimize promising drug candidates quickly and efficiently we combine:

➢	our extensive knowledge of the pathways we believe are involved in memory formation and other cognitive functions;

➢	our understanding of neurological and psychiatric disorders;

➢	an interdisciplinary drug discovery and development approach; and

➢	our focus on conducting in vivo and safety screening at early stages of the drug discovery process.

Two of our drug candidates are currently in clinical development for Alzheimer’s disease and one of our drug candidates is in clinical development for schizophrenia. We also have drug candidates undergoing preclinical testing for Alzheimer’s disease and depression. Our drug discovery pipeline includes compounds that we are optimizing for the treatment of these and other diseases.

We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. To date, we have secured two separate collaborations with F. Hoffman – La Roche Ltd. / Hoffman – La Roche, Inc., or Roche, one for the development of our PDE4 inhibitors, including MEM 1414 and MEM 1917, and the other for the development of our nicotinic alpha-7 partial agonists, including MEM 3454 and MEM 63908. As of December 31, 2004, we had received $45.4 million in upfront license fees, payments for research and development services, milestone payments and an equity investment under these collaborations.

MARKET OVERVIEW

According to the World Health Organization (WHO), over 180 million people worldwide suffer from CNS disorders that exhibit significant impairment of memory and other cognitive functions. These disorders include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and MCI, and certain psychiatric diseases including schizophrenia and depression. The cognitive deficits associated with these disorders result in symptoms ranging from mild impairment of short-term and long-term memory to the inability to engage in cogent conversation and perform routine tasks. We expect the market for drugs treating these diseases to grow significantly over the next several decades as the baby boomer generation ages, life expectancies increase and improved drugs and diagnostic techniques are developed to address these diseases.

Alzheimer’s disease is a degenerative neurological disorder that progressively impairs a person’s cognitive function and gradually destroys the brain. It is the number one cause of dementia, and there is no known cure for Alzheimer’s disease. The period of time from onset until patient death averages eight years and can be as long as 20 years. The Alzheimer’s Association reports that approximately 4.5 million people in the US suffer from Alzheimer’s disease, which represents approximately 10% of the US population over the age of 65 and nearly half of those over the age of 85. According to the Alzheimer’s Association, by 2050, the number of Americans with Alzheimer’s disease could range from approximately 11 million to 16 million. National direct and indirect costs of caring for individuals with Alzheimer’s disease are at least $100 billion a year, according to estimates used by the Alzheimer’s Association and the National Institute on Aging.

Schizophrenia is a chronic psychiatric disorder characterized by difficulties differentiating between real and imaginary experiences, thinking logically and managing emotional responses to everyday social situations. According to IMS Health Incorporated, 2004 antipsychotics sales were $14.1 billion worldwide. There are currently no drugs approved for the treatment of the cognitive dysfunction associated with schizophrenia.

Depression is a psychiatric condition that is characterized by excessive sadness, lack of energy and loss of interest in day-to-day activities. In addition, cognitive deficits, such as difficulty concentrating, remembering and making decisions, are common complaints of those suffering from the disease and are now recognized as elements of depression. Depression can last for many years and can require long periods of treatment. According to IMS Health, 2004 antidepressant sales were $20.3 billion worldwide. There are currently no drugs approved for the treatment of the cognitive dysfunction associated with depression.

Vascular dementia is the second leading cause of dementia and often displays symptoms similar to those of Alzheimer’s disease. It is caused by one or more strokes, the slow clogging of the arteries in the brain, traumatic brain injury or other disruptions of blood flow to the brain. There are currently no drugs approved for the treatment of vascular dementia.

MCI is a neurological disorder characterized by greater memory impairment than normally expected with aging but without impaired judgment or reasoning or other symptoms of dementia. Clinical researchers have reported that an estimated 80% of MCI patients progress to Alzheimer’s disease within six years of diagnosis. In 2001, the FDA acknowledged MCI as a distinct clinical indication, which allows for the conduct of trials of compounds for the MCI patient population. There are currently no drugs approved for the treatment of MCI.

SCIENTIFIC BACKGROUND

Central nervous system and memory

The CNS is comprised of a network of nerve cells, known as neurons, that enable sensation, memory, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this transmission to occur, neurons secrete chemicals, known as neurotransmitters, that bind to receptors on a neighboring neuron. Serotonin, dopamine and acetylcholine (ACh) are examples of neurotransmitters. Neurotransmitter signaling can lead to the activation of a specific class of molecules known as second messengers, which can both relay electrical signals and amplify their strength. Cyclic adenosine monophosphate, or cAMP, cyclic guanosine monophosphate, or cGMP and calcium are examples of second messengers. Second messengers are known to play a key role in many intracellular processes of direct relevance to the formation and stabilization of memories.

Coordinated communication across synapses is essential for the formation of both short-term memories, which last for minutes or hours, and long-term memories, which last for days and years. The formation of short-term memories appears to result from the transient release of neurotransmitters across existing synaptic connections. The formation of long-term memories, however, not only requires synaptic neurotransmission, but also a subsequent cascade of cellular events that culminates in protein synthesis, activation of existing synaptic connections and the formation of new synaptic connections. This cascade of events takes place along pathways within the neuron.

Through pioneering research conducted over more than 30 years, Nobel Laureate Dr. Eric Kandel, a founder of the Company, identified critical cellular pathways involved in the formation of both short-term and long-term memories. In addition, Dr. Kandel identified specific targets that are believed to be critical to the process of long-term memory formation and certain classes of compounds that can have restorative effects on the impairment of long-term memory. These findings were published in the 1990s and served as the cornerstone of our scientific foundation.

Memory and cognitive disorders

It is well recognized that memory loss and other cognitive impairments are key characteristics of Alzheimer’s disease and other dementias. It is less widely recognized, however, that memory loss and other cognitive impairments frequently occur in psychiatric disorders such as schizophrenia and depression. For example, many people who have Alzheimer’s disease tend to suffer from depression and, conversely, depressed patients tend to experience significant cognitive decline. Symptoms such as difficulty concentrating, remembering and making decisions are recognized as elements of depression and Alzheimer’s disease. Likewise, common manifestations of schizophrenia and Alzheimer’s disease include the inability to correctly process new information, retrieve information and react appropriately to environmental stimuli. The hallucinations and delusions of schizophrenic people can be traced to misprocessed information or the inability to filter out and decipher common background noises. In recognition of the possible involvement of cognitive dysfunction in schizophrenia, the National Institute of Mental Health, or NIMH, has established an initiative to address the impairments in cognition that appear to be present in many schizophrenic patients. This initiative is based in part on clinical evidence that remediation of these cognitive symptoms is a major determinant and predictor of the success of long-term treatment of schizophrenic patients.

UNMET THERAPEUTIC NEEDS

Therapies for the treatment of Alzheimer’s disease, schizophrenia and depression have been available for a number of years. However, many of the approved drugs for these diseases are not effective in a large number of patients, can produce significant side effects and, in the case of Alzheimer’s disease, lose their effectiveness over time. For example, only about 50% of people taking acetylcholinesterase inhibitors, the most commonly prescribed drug class for Alzheimer’s disease, show even modest improvements in the major symptoms of the disease. Moreover, the benefits derived from taking these drugs typically last for only six to nine months. Of patients taking selective serotonin reuptake inhibitors, or SSRIs, the largest category of antidepressants, 30% to 45% have no clinical response. In addition, current therapies for the treatment of schizophrenia and depression do not address the cognitive impairments associated with these disorders. In addition to efficacy limitations, the majority of patients taking currently approved drugs for the treatment of Alzheimer’s disease, schizophrenia and depression experience one or more side effects. These can include, depending on the drug, headaches, nausea, nervousness, insomnia, agitation, weight gain and sexual dysfunction. Side effects occur because the biological mechanisms targeted by these drugs are not only involved in the neuronal pathways implicated in the disease but are also involved in multiple other bodily functions. These side effects can be so severe at higher dosage levels that in order to make the drug tolerable, the actual doses administered must be moderated. This, in turn, reduces the effectiveness of the treatment.

We believe that therapies designed to address biological targets within the cellular pathways critically involved in memory formation and other cognitive functions could be effective in treating many major neurological and psychiatric disorders. We also believe that due to the relative specificity of these targets, there are opportunities to reduce side effects.

THE MEMORY PHARMACEUTICALS DRUG DEVELOPMENT APPROACH

We are focused on the discovery and development of CNS drugs that impact biological targets believed to play a critical role in memory formation and cognition. Based on our understanding of neuronal pathways, we are targeting specific subcategories of neurotransmitter receptors, specific enzymes that regulate second messengers and protein channels that modulate the flow of second messengers such as calcium. We screen, optimize and develop highly selective compounds for these targets. Through this approach, we believe we can address many of the debilitating symptoms of several neurological and psychiatric disorders and potentially slow or halt the progression of some of these diseases. Compared with current alternatives for the treatment of Alzheimer’s disease, schizophrenia and depression, we believe that drug candidates we develop may provide enhanced efficacy and may have an improved side effect profile.

Our interdisciplinary drug discovery and development approach enables us to generate drug development programs focused on multiple targets and clinical indications. Through this approach, we believe that we are able to identify and optimize promising drug candidates quickly and efficiently. To accomplish this:

➢	We use our extensive knowledge of the neuronal pathways involved in memory formation to identify highly relevant targets in the cascade of events leading to long-term memory formation.

➢	We have created a dynamic, interdisciplinary environment in which experts in neuroscience, molecular biology, medicinal chemistry and preclinical drug development work closely together to screen, identify and optimize drug candidates.

➢	We conduct iterative tests on our compounds to determine their pharmacokinetics, including their ability to be absorbed, distributed and metabolized in the body and their toxicity levels. In addition, we measure their biochemical and physiological effects in the body and their mechanisms of action, such as their ability to penetrate the blood-brain barrier.

➢	Beginning at the earliest stages of drug discovery and continuing throughout the drug development process, we screen our compounds to eliminate those that are not specific to an identified target and therefore either exhibit increased side effects or cannot be optimized for a particular disease. In this process we use many neurobehavioral animal models and other sophisticated screening tools. We believe that we apply these screening techniques earlier in the development process than most other biopharmaceutical companies.

➢	We complement our scientific disciplines with leadership by individuals who have extensive expertise and experience in drug discovery and development, related technologies and collaboration management.

We design our drug discovery process with the goal of significantly enhancing our ability to develop high quality drug candidates on an accelerated basis and to reduce our risk of failure in the clinical trial process. We believe that this approach helped us to secure our two collaborations with Roche, each of which was entered into following preclinical tests of our compounds. As of December 31, 2004, we had received $45.4 million in upfront license fees, payments for research and development services, milestone payments and an equity investment under these collaborations. In addition to royalties on any product sales, we could receive up to $248.0 million from these collaborations (based on achievement of all of the milestones for products for each of the indications specified in the collaboration agreements and including upfront license fees).

THE MEMORY PHARMACEUTICALS STRATEGY

Our goal is to be a leading biopharmaceutical company focused on the discovery and development of drug candidates for the treatment of CNS disorders that exhibit significant impairment of memory and other cognitive functions. In order to achieve this goal, we:

➢	Aggressively pursue the discovery and development of drug candidates in large disease markets in which there are significant unmet medical needs. We are initially focused on the discovery and development of drug candidates for major CNS diseases for which the market opportunities are extensive and current therapies generally provide limited effectiveness and undesirable side effects. These diseases include Alzheimer’s disease, schizophrenia and depression. We intend to apply our expertise in the future to encompass a wider spectrum of neurological and psychiatric disorders by expanding the application of existing compounds and optimizing new compounds for these and other disorders such as vascular dementia, MCI and Parkinson’s disease, age associated cognitive decline, memory impairment from coronary artery bypass grafting, attention deficit hyperactivity disorder, chemotherapy-induced cognitive impairment, obsessive compulsive disorder and alcohol-induced cognitive impairment.

➢	Leverage our extensive understanding of neuronal pathways and our interdisciplinary, accelerated drug development approach to yield multiple promising drug candidates. We use our knowledge of the critical pathways involved in memory formation to identify multiple targets that we believe are highly relevant to many different CNS disorders. We optimize compounds to act on targets that affect cellular pathways that are involved in more than one CNS disorder and we seek to develop multiple compounds to act on multiple targets in the same disorder. For example, for the treatment of Alzheimer’s disease, we are engaged in preclinical or clinical testing for two compounds that regulate cAMP, one compound that regulates neuronal calcium and one compound that acts as a partial agonist of the nicotinic alpha-7 receptor. In addition, one of these compounds regulating cAMP is also being evaluated as a potential candidate for the treatment of depression. Compounds in our PDE10A inhibitor program target the regulation of cAMP and cGMP and may be useful in the treatment of schizophrenia, Parkinson’s disease and obsessive compulsive disorder.

➢	Establish collaborations with leading pharmaceutical and biotechnology companies to advance our drug candidates through clinical development and commercialization. We seek to leverage our pipeline of early-stage development candidates through collaborations with leading pharmaceutical and biotechnology companies. We believe that our focus on drug candidates with large market opportunities helps us secure these types of collaborations. We also believe that our rigorous approach to preclinical testing enables us to partner our compounds relatively early in the development process and on terms more in line with those achieved at later stages of clinical development. We seek to retain options to commercialize our compounds in certain territories or applications. We have a collaboration with Roche for our PDE4 inhibitors and a second collaboration with Roche for our nicotinic alpha-7 partial agonists. We are exploring the potential for a collaboration for MEM 1003 and for our PDE10A inhibitor program.

➢	Seek to selectively in-license or acquire additional compounds. We seek to selectively augment our internal drug discovery program through the in-licensing or acquisition of advanced stage preclinical and clinical development stage compounds that are relevant to the pathways involved in memory formation and cognition. We believe that our expertise in these pathways enables us to identify promising compounds that can be converted to promising CNS drug candidates.

OUR DRUG DEVELOPMENT PROGRAMS

Our drug development pipeline currently includes four programs in clinical and preclinical stages (MEM 1003, PDE4 inhibitors, Nicotinic alpha-7 partial agonists and PDE10A inhibitors), and several other compounds with potential in our early stage pipeline. All of our drug candidates are small molecules designed for oral dosing. Our compounds that we have designated as drug candidates are as follows:

Drug candidate	Mechanism	Target indication	Stage of development	Other potential indications
MEM 1003	Neuronal	Alzheimer’s disease	Phase I completed[1]	Vascular
	L-type calcium			dementia and
	channel modulator			MCI

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase I	MCI

MEM 3454	Nicotinic alpha-7	Schizophrenia	Phase I	Alzheimer’s disease
partial agonist

MEM 1917	PDE4 inhibitor	Alzheimer’s disease	Preclinical	Depression

Nicotinic alpha-7
MEM 63908	partial agonist	Alzheimer’s disease	Preclinical	Schizophrenia

[1]	In preparation for the Phase IIa study of MEM 1003, we are currently conducting a safety and tolerability study in patients with Alzheimer’s disease in the US.

MEM 1003 for the treatment of Alzheimer’s disease, vascular dementia and MCI

Overview of Alzheimer’s disease

Alzheimer’s disease is a progressive neurodegenerative disorder for which there is no known cure. Later stages of Alzheimer’s disease involve severe loss of memory and other cognitive functions, including loss of awareness of recent experiences and of surroundings, and the inability to perform basic tasks. Patients with Alzheimer’s disease also suffer from significant personality and behavioral changes such as paranoia, delusions, hallucinations and compulsive, repetitive behaviors.

The exact cause of Alzheimer’s disease is currently unknown. All Alzheimer’s patients, however, exhibit a variety of characteristic pathological abnormalities. One characteristic of Alzheimer’s disease pathology is the presence of amyloid plaques and neurofibrillary tangles. The plaques are clumps of proteins that form deposits around neurons, while the tangles are clumps of proteins that accumulate inside neurons. Plaques and tangles are thought to interfere with normal neurotransmitter function and to have a toxic effect on neurons. Preclinical data from several laboratories suggests that the amyloid protein from which plaques are formed disrupts the function of the nicotinic alpha-7 receptor, which modulates neurotransmitter activity known to be required for the formation of long-term memories and possibly other cognitive functions as well.

Other pathological abnormalities present in Alzheimer’s patients involve dysfunction of neurotransmitters. Alzheimer’s patients exhibit a deficiency of the neurotransmitter acetylcholine, or ACh. This neurotransmitter is involved in short-term memory, alertness, and attention, and consequently reduced ACh levels are thought to be associated with cognitive impairment. In addition, post-mortem studies of Alzheimer’s patients have identified changes in the neurotransmitter glutamate, suggesting that over-stimulation of glutamate is in part responsible for neuronal degeneration.

Alzheimer’s patients also exhibit characteristic neuronal imbalances in the second messengers calcium and cAMP. Clinical research indicates that cAMP plays a role in memory, suggesting that drugs directed at this target will have beneficial effects on the treatment of memory loss associated with Alzheimer’s disease. One of the earliest manifestations of Alzheimer’s disease is an impaired regulation of calcium within CNS neurons. While small amounts of calcium are essential for memory formation and other cognitive functions, too much calcium causes a wide variety of toxic symptoms. Neuronal calcium levels are regulated by specific proteins known as L-type calcium channels. Abnormal regulation of these channels is believed to be an early step in the Alzheimer’s disease process, first impairing the pathways required for memory and other cognitive functions and eventually causing the death of the neurons.

Continuing studies of Alzheimer’s disease suggest that it is a highly complex disease that implicates numerous neurobiological pathways, presenting multiple opportunities for therapeutic intervention.

Current therapies for the treatment of Alzheimer’s disease

The principal treatments currently approved for Alzheimer’s disease belong to a class of drugs called acetylcholinesterase inhibitors. Due to the relationship between ACh and Alzheimer’s disease, it was originally thought that addressing the ACh deficit would have a significant therapeutic impact on Alzheimer’s disease. Acetylcholinesterase inhibitors are designed to impede the breakdown of ACh by an enzyme called acetylcholinesterase and work to keep levels of ACh high, although the cells that produce ACh continue to become damaged or die. Despite the relationship between ACh and Alzheimer’s disease, acetylcholinesterase inhibitors are not particularly effective in either treating the symptoms or stopping the progression of the disease. Only about 50% of patients taking acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease experience even a modest improvement in symptoms. For those who show improvements, these benefits typically last for only six to nine months.

Acetylcholinesterase inhibitors produce a variety of side effects, including nausea, vomiting, loss of appetite, diarrhea and muscle cramps. These side effects significantly limit the drug dosage that can be safely administered, thereby restricting the ability to dose at levels that might further slow the deterioration of neurons and impact the progression of the disease.

A second category of drugs, NMDA-receptor antagonists, is designed to mitigate the impact of excessive glutamate release by blocking N-methyl-D-aspartate, or NMDA, receptors. One drug in this class has recently been approved in the US for treatment of moderate to severe cases of Alzheimer’s disease.

There have also been numerous attempts to develop drugs for Alzheimer’s disease that directly target the characteristic plaques and tangles. While many of these drug development programs have been abandoned, there are still programs that continue to focus on this method of action, though no drug candidates from these programs have been approved in the US.

MEM 1003

MEM 1003 is a neuronal L-type calcium channel modulator that we are developing for the treatment of Alzheimer’s disease. By blocking L-type calcium channels, MEM 1003 may regulate the flow of calcium. We believe that this approach may enhance cognition by re-establishing normal levels of calcium, which is essential for normal functioning of the neuronal pathways. Further, we believe that this modulation of the calcium flow may impact the progression of the disease by protecting these neurons from further damage caused by the amyloid plaques.

We have conducted preclinical tests of MEM 1003 in vitro as well as in animal models. In our in vitro tests, MEM 1003 significantly blocked and regulated the function of neuronal L-type calcium channels in brain slices and single cell cultures.

We have conducted animal tests of MEM 1003 to assess its effect on learning and memory and its toxicology profile. We used various behavior assays to test the effect of MEM 1003 on memory and learning in four different species of varying ages, including aged non-human primates. In each of these tests, MEM 1003 improved memory and learning in healthy and cognitively impaired animals. MEM 1003 achieved these results using oral administration across a wide dose range. We have also tested the toxicology of MEM 1003 in two species over 13 weeks. There were no significant adverse toxicological findings in these studies, except as expected, at high dose levels.

In July 2003, we completed dose-escalating, double-blind, placebo-controlled Phase Ia and Ib trials with 125 healthy volunteers in the United Kingdom to evaluate the potential cardiovascular impact and side effect profile produced by single and multiple doses of MEM 1003. Over a dose range of up to 180 milligrams, which was the maximum dose tested, MEM 1003 was generally well tolerated. For doses of MEM 1003 up to the maximum tested, neither young nor elderly (over age 55) volunteers experienced any significant cardiovascular or other significant adverse side effects. In our human trials, the concentration of MEM 1003 in blood plasma exceeded the concentration levels which we achieved in our animal efficacy models. This leads us to believe that MEM 1003 may achieve the same therapeutic benefits in humans as it achieved in our animal models.

In addition to testing safety, we assessed cognitive enhancement in 40 of the volunteers from our Phase Ib trials. Both young and elderly healthy volunteers were tested with a widely used set of cognitive tests. In these tests, there were statistically significant effects on several of the cognitive measures of longer-term aspects of memory.

We are currently designing a Phase IIa randomized, multi-center, double-blind, placebo-controlled clinical study with this drug candidate, which we expect to commence by the end of the first half of 2005. In January 2005, we commenced a safety and tolerability study in patients with Alzheimer’s disease under a US Investigational New Drug (IND) application to assist us in assessing the differences in the safety and tolerability profile of MEM 1003 in healthy volunteers and Alzheimer’s patients in order to design the Phase IIa study. The safety and tolerability study is a single-center, randomized, double-blind, placebo-controlled clinical study. The study design consists of two segments, a double-blind dose escalation segment (the first segment) and double-blind treatment segment (the second segment). Approximately 85 patients are expected to be tested over the course of the two segments of the study. In the first segment, a certain dose level of MEM 1003 or placebo will be administered to patients twice on one day of certain weeks during the study period. Patients in this first segment will be treated at escalating doses of MEM 1003, which may reach up to 120 milligrams per dose. The highest tolerated dose of MEM 1003 in the first segment will then be administered to patients participating in the second segment of the study. In the second segment, successive groups of patients will be administered MEM 1003 or placebo twice daily for a period of ten days. In addition to measuring safety and tolerability, a secondary objective of the study is to evaluate the acute neurocognitive function in Alzheimer’s patients using a battery of standard cognitive tests. Pharmacokinetic measurements, or how the body absorbs, distributes, metabolises and eliminates MEM 1003, and other observations from the safety and tolerability study, including the results of the cognitive tests, will be used to select the appropriate dose(s) and finalize design of the Phase IIa clinical study.

The overall timing of the safety and tolerability study has been extended as a result of slower than expected patient enrollment and our decision to increase the number of patients being studied. While we currently expect to commence our Phase IIa study by the end of the first half of 2005, our ability to do so will depend upon our achieving patient enrollment sufficient not only to complete the safety and tolerability study but also to commence the Phase IIa study in the time frame that we have planned.

We are funding the safety and tolerability study and intend to fund the Phase IIa clinical trials for MEM 1003 ourselves. However, we are also exploring the potential for a collaboration for MEM 1003.

Similar to Alzheimer’s disease, patients with vascular dementia and MCI are also believed to exhibit an inability to regulate the level of calcium in the CNS. Due to this common defect, we believe that MEM 1003 has the potential to be effective in vascular dementia and MCI. We are currently focusing on clinical trials for MEM 1003 in Alzheimer’s disease, and depending on the outcome of this program, we may pursue MEM 1003 for other indications, including vascular dementia and MCI in the future.

MEM 1414 for the treatment of Alzheimer’s disease and potentially MCI

MEM 1414 is a PDE4 inhibitor and our second drug candidate for the treatment of Alzheimer’s disease and potentially for MCI. PDE4 inhibitors are designed to inhibit the activity of PDE4, the enzyme which breaks down neuronal cAMP. Studies have shown that administering PDE4 inhibitors can have a restorative effect on memory loss in animal models, including those of Alzheimer’s disease. Based on these findings, in addition to our own research on the neuronal pathways involved in Alzheimer’s disease, we believe that we may be able to treat this disease by increasing the levels of neuronal cAMP.

In preclinical tests of cognition in several species, MEM 1414 reversed memory deficits and demonstrated significant and sustained improvements in cognitive function over a wide dose range. Furthermore, after a single dose applied to a rat model, positive effects on long-term memory were sustained over a three-month period.

Under our 2002 Roche collaboration, Roche has exclusive rights to MEM 1414 and is currently conducting Phase I clinical trials. In a single ascending dose study in which groups of healthy volunteers were given a single dose of MEM 1414 at a particular dose level for each group, MEM 1414 was generally well tolerated across a wide dose range. A multiple ascending dose Phase I clinical trial, in which each participating group of healthy volunteers is receiving multiple doses at a particular dose level for each group, is currently underway.

Although the single doses of MEM 1414 administered in the Phase I single ascending dose study were generally well tolerated even at the highest doses administered, in subsequent preclinical animal tests conducted by Roche, MEM 1414 has caused adverse side effects, which in one study resulted in deaths at high doses in one of two animal species tested. As a result, Roche initiated additional investigational animal toxicology and other assessments of MEM 1414, and reduced, or capped, the maximum dosage to be administered in the multiple ascending dose Phase I clinical trial from the originally established dose range. The maximum dose in the multiple ascending dose Phase I clinical trial was subsequently raised beyond the initial cap, though analysis of the additional animal toxicology and other assessments of MEM 1414 are ongoing. The results of the current clinical trials and the animal studies could impact the continuation of the MEM 1414 program under the Roche collaboration, as well as potentially affect Roche’s development plans for MEM 1917, the back-up candidate to MEM 1414 for the treatment of Alzheimer’s disease.

Subsequent animal studies and clinical trials may fail to support our earlier preclinical and clinical trial results, particularly given that PDE4 inhibitors have generally exhibited safety and tolerability problems that have limited the ability of these compounds to be used as effective drugs.

MEM 1414 may also have applicability for other indications, including MCI.

MEM 3454 for the treatment of schizophrenia

Overview of schizophrenia

Schizophrenia is a neurological brain disorder that interferes with a person’s ability to think clearly, manage emotions, make decisions, and relate to others. Specific symptoms include delusions and hallucinations, an inability to sort and interpret incoming sensations and a corresponding inability to respond appropriately, and an altered sense of self. No single defect appears to be responsible for schizophrenia. Rather, multiple genetic and environmental factors seem to contribute to disturbances in brain function.

Current therapies for the treatment of schizophrenia

Current drug treatments for schizophrenia modulate primarily the level of the neurotransmitter dopamine by blocking the actions of this substance at the receptor level. This approach is based on the belief that decreasing the activity of the receptor negates the impact of the increase in the neurotransmitter. Other drug therapies target multiple neurotransmitter systems and receptors. Approximately 30% of individuals with schizophrenia do not respond to current medications at all and, even for those who benefit, these drugs often do not address the social withdrawal, affective changes and emotional behavior associated with the disease. Moreover, existing drugs are not designed to address or resolve the cognitive impairments associated with this disease. Current drug therapies for schizophrenia produce a variety of side effects. In particular, some of these antipsychotic drugs may result in weight gain, which can lead to an increase in the incidence of Type II diabetes and stroke.

MEM 3454

MEM 3454 is a partial agonist of the nicotinic alpha-7 receptor that we are developing as a potential therapy for schizophrenia. Studies have shown that schizophrenic patients can experience relief of symptoms through the administration of nicotine, which binds to nicotinic receptors. We believe that these nicotinic receptors play a significant role in long-term memory formation and other cognitive functions. Nicotine, however, is associated with significant side effects, including cardiovascular disease, and cannot effectively be used as a therapeutic agent.

One of the nicotinic receptors is the nicotinic alpha-7 receptor. The nicotinic alpha-7 receptor is a highly specialized receptor found in the CNS, particularly in the hippocampal region of the brain. This receptor modulates neurotransmitter activity known to be required for the formation of long-term memories, and we believe that it plays an important role in other cognitive functions as well. The nicotinic alpha-7 receptor has been linked genetically with schizophrenia. We believe that compounds acting on the nicotinic receptor could be beneficial in the treatment of schizophrenia.

An agonist is a molecule that binds to a receptor and mimics the action of the transmitter specific for that receptor. Full agonists tend to lose their ability to induce activity after repeated administration. Partial agonists, on the other hand, do not typically result in the same desensitization. We have combined our knowledge of receptor action in the brain with our understanding of nicotinic alpha-7 receptors to develop partial agonists for this receptor. MEM 3454 is the lead compound from our nicotinic alpha-7 partial agonists series.

MEM 3454 has demonstrated efficacy in several preclinical animal models of schizophrenia. MEM 3454 generated positive results in preclinical models of antipsychotic drug action, including the animals’ ability to process information in a coordinated fashion. MEM 3454 also demonstrated activity in multiple animal models of cognition. In addition, in a preclinical test administering MEM 3454 for seven days, there was no evidence of weight gain in the animal models.

In February 2005, we commenced a Phase I clinical trial of MEM 3454 in healthy volunteers under a Clinical Trial Application that we filed with Health Canada. The study is a single-center, double-blind, placebo-controlled clinical study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 3454.

Under our 2003 Roche collaboration, Roche has the right to obtain an exclusive license for MEM 3454 following the completion of Phase IIa clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 3454 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If at any point during the development of MEM 3454, Roche chose not to maintain its license option with respect to this drug candidate, we would not receive further milestone payments or other support from Roche for its continued development.

MEM 1917 for the treatment of Alzheimer’s disease and depression

MEM 1917 is a PDE4 inhibitor which is being evaluated by Roche as a back-up candidate to MEM 1414 for the treatment of Alzheimer’s disease. As is the case with MEM 1414, MEM 1917 is designed to inhibit the activity of PDE4, the enzyme that breaks down neuronal cAMP.

MEM 1917 is also being evaluated by Roche as a potential candidate for the treatment of depression. We believe that the pathways involved in memory formation may also be implicated in depression, although this link is not fully established or understood. If there are shared pathways in memory formation and depression, increasing levels of cAMP by inhibiting the action of PDE4 may remediate the neuronal imbalances and the cognitive impairments that occur in depressed patients.

Selective serotonin reuptake inhibitors and dual uptake inhibitors are the principal drugs currently approved for depression. These drugs work by impeding the brain’s breakdown of serotonin, a key neurotransmitter that is depleted in depressed patients and, in the case of dual uptake inhibitors, a second neurotransmitter norepinephrine as well. These existing drugs can produce several side effects, including headaches, nausea, nervousness, insomnia, agitation and sexual dysfunction, which significantly limit the dosage that can be safely administered. This, in turn, can reduce the effectiveness of these drugs. Another major drawback of these therapies is their relatively slow onset, requiring several weeks of administration before a patient may experience a therapeutic effect. We believe that PDE4 inhibitors, through their impact on cAMP, may provide the potential for a safer and faster-acting therapy than current therapies for depression.

In multiple animal behavior models of cognitive impairment, MEM 1917 has reversed memory deficits. In addition, in several animal models of depression, MEM 1917 has demonstrated efficacy in both short-term and long-term tests of antidepressant activity. Both Roche and we have conducted toxicology studies and are currently conducting preclinical animal studies for efficacy in Alzheimer’s disease, cognition and depression. The results of these studies, together with the comparative profile of MEM 1917 relative to MEM 1414, will be considered by Roche in determining the development plans for this compound.

Under our 2002 Roche collaboration, Roche has an exclusive license for MEM 1917.

MEM 63908 for the treatment of Alzheimer’s Disease

MEM 63908 is a partial agonist of the nicotinic alpha-7 receptor and the fourth drug candidate that we are developing as a potential treatment for Alzheimer’s disease.

Among other pathological abnormalities, Alzheimer’s patients typically exhibit amyloid plaques, which are clumps of protein that form deposits around neurons. Preclinical data from several laboratories suggests that the amyloid protein from which these plaques are formed disrupts the function of the nicotinic alpha-7 receptor. We believe that as a partial agonist of the nicotinic alpha-7 receptor, MEM 63908 could overcome the effect of the amyloid protein and thereby be beneficial in the treatment of Alzheimer’s disease.

We have conducted animal tests of MEM 63908 to assess its effect on learning and memory. We used various behaviour assays to test the effect of MEM 63908 on memory and learning. In these tests, MEM 63908 improved learning and memory in healthy and aged cognitively impaired animals. MEM 63908 has also demonstrated a good safety profile in toxicological and safety studies.

Under our 2003 Roche collaboration, Roche has the right to obtain an exclusive license for MEM 63908 following the completion of Phase IIa clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 63908 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If at any point during the development of MEM 63908, Roche chose not to maintain its license option with respect to this drug candidate, we would not receive further milestone payments or other support from Roche for its continued development.

PDE10A Inhibitor Program and other drug discovery programs

PDE10A is an enzyme that has been shown to be present at high levels in neurons in areas of the brain that are closely associated with many neurological and psychiatric disorders such as schizophrenia, Parkinson’s disease and obsessive compulsive disorder. PDE10A degrades the intracellular signaling molecules cAMP and cGMP, molecules that are responsible for improving the function of many different cells in the body, including neurons. By inhibiting PDE10A, levels of cAMP and cGMP are increased within neurons and the ability of these neurons to function properly is thereby improved. We believe that PDE10A inhibitors may be useful in treating a range of neurological and psychiatric disorders.

We have identified two chemical series of compounds that have demonstrated effectiveness in the selective inhibition of PDE10A activity. Representatives of these PDE10A inhibitors have been shown to be effective in several animal models of schizophrenia. We are in the process of identifying potential drug candidates from these series.

We are exploring the potential for a collaboration for our PDE10A inhibitor program.

In addition to our preclinical and clinical drug candidates, we continue to work on new targets and new chemistries. We are testing a number of compounds in vitro and in animal models for efficacy, safety and tolerability. Our pipeline includes additional compounds that we are exploring for the treatment of Alzheimer’s disease, schizophrenia, depression, vascular dementia and MCI. In addition, we are working on compounds that may have potential application to other CNS disorders, such as Parkinson’s disease and age associated cognitive decline.

RESEARCH AND DEVELOPMENT

Our drug discovery programs are designed to yield effective and safe drug candidates in a shorter timeframe relative to industry norms. By performing benchmark safety and efficacy tests early in the process and only advancing the most promising drug candidates, we believe that we are able to accelerate the overall drug development timeline and provide higher quality drug candidates with reduced risk of failure in clinical trials. We strive to achieve a high level of productivity in our drug discovery and development programs in part through the close integration of our research group and development group staff.

Our research efforts focus on identifying new molecular targets that play a role in the formation, modification and stabilization of synaptic connections in the human brain. We clone these targets and study their functions by developing and applying various assays. To discover active compounds, we screen the targets against libraries of compounds that embody properties that would make them suitable for use as CNS drugs. Compounds are tested and optimized in an iterative process designed to produce highly specific, orally available drug candidates suitable for CNS indications. Set forth below is a summary description of the five principal components of our drug selection process.

Target selection

We select targets that we believe have an important role within the pathways involved in long-term memory formation, are well distributed in the relevant areas of the brain, and are within the class of proteins that are suitable as drug targets. These targets may regulate neurotransmitter signaling, modulate second messengers that carry the signal from the synapse to the rest of the neuron, or sensitize the receptors and channels in the synapse.

CNS chemistry

Using internal and external chemistry resources, we employ a combination of medicinal, combinatorial and analytical chemistry procedures to maximize the chances of discovering specific and efficacious lead compounds. To produce lead optimization candidates, we employ an iterative process in which medicinal chemists who synthesize novel chemical entities work with our neurobiologists and pharmacologists to improve the desirable features of the compound, while reducing the potential for undesired characteristics. We select compounds strategically, and synthesize focused chemical libraries based on their degree of target specificity, binding properties and biological functionality.

Animal model screening processes

We have developed a series of assays that act within progressively more complex and realistic biological environments in order to systematically evaluate potential drug candidates for their effect on memory and other cognitive functions. The process begins with cell-based assays performed in test tubes, which assist us in understanding the biochemical effect of compounds. Next, proprietary assays are used to measure electrical activity in brain slices of rats and mice. These sophisticated neurobehavioral assays allow us to determine the neurophysiological effect of compounds before using more complex and expensive animal models. Finally, we have developed animal behavior models, using both young and old rats and mice that allow us to assess different aspects and phases of long-term memory and cognition. We use naturally-aged impaired mice and rats for these studies, which we believe ensures a more realistic physiology than would be available in young animals with artificially-induced age characteristics. We believe that the animal models we have developed and employ enhance our ability to predict promising drug candidates on an accelerated and more focused and informed basis.

Preclinical safety and pharmacokinetics

Our safety specialists study the interaction of our potential drug candidates with the intended target as well as with the rest of the body. They measure the ability of the compound to be absorbed and to reach the intended target, and they determine how the drug is metabolized within, and removed from, the body. They also study the potential for side effects.

An anatomical and functional feature of the brain that makes it difficult to formulate CNS-specific therapeutics is the blood-brain barrier. This barrier can prevent drugs from entering the brain from blood vessels. We have significant expertise and experience in using rat and mouse models to assess the plasma/brain ratios of compounds in a steady state, which is indicative of a compound’s ability to penetrate the blood-brain barrier. We control these analytical tests by conducting these analyses in our own laboratories, which are designed to meet FDA Good Laboratory Practice standards.

Bioinformatics and information technology systems

We deploy an advanced informatics infrastructure to support our research and development efforts. Our hardware infrastructure includes a high-speed internal network with data integrity and security measures. Our software infrastructure is tailored to address specific needs, including research logistics, scientific data management and analysis. Productivity-enhancing systems have been put in place to handle many routine aspects of conducting pharmaceutical research. An enterprise-wide scientific data management system captures critical information on chemical structures and associated biological data to create a shared knowledge-base designed to accelerate the drug development process. We employ scientists cross-trained in information technology to assess and implement commercially available scientific computing tools or to develop new tools internally.

COLLABORATIONS AND IN-LICENSES

We seek to enter into collaborations with leading pharmaceutical and biotechnology companies and we believe that this enables us to leverage these companies’ resources to exploit our drug candidates on a global basis, while allowing us to remain focused on early stage development and discovery of drug candidates. To date, we have established two major collaborations, both of which are with Roche. One of the collaborations is for the development of our PDE4 inhibitors, including MEM 1414 and MEM 1917, and the other collaboration is for the development of our nicotinic alpha-7 partial agonists, including MEM 3454 and MEM 63908.

Another important component of our strategy is to augment our internal drug discovery programs through the selective in-licensing of advanced-stage preclinical and early-stage clinical chemical compounds that we believe are relevant to the pathways involved in memory formation and other cognitive functions.

2002 Roche collaboration

In July 2002, we entered into a collaboration with Roche for the development of PDE4 inhibitors for neurological and psychiatric indications, and potentially other indications, which we extended and expanded in August 2004. We granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. If Roche decides to co-promote any product covered by the agreement in the US, Roche must offer us this co-promotion opportunity before it may offer a right to co-promote such product to any non-affiliated third party. Roche is obligated to provide, at its own expense, clinical supplies of compounds covered by this agreement.

Under the 2002 Roche collaboration, Roche has paid us a total of $21.6 million through December 31, 2004, comprised of an upfront license fee, payments for research and development services and one milestone payment. Roche is obligated to make milestone payments to us if we achieve specified development, regulatory and commercialization milestones (including sales level milestones following a product’s launch) for certain indications. These indications include neurological, psychiatric and non-CNS indications for our PDE4 inhibitors, as well as any neurological or psychiatric indication for any PDE4 inhibitor developed by Roche without using our technology. If we reach all of the milestones for one neurological indication and one psychiatric indication for our PDE4 inhibitors under the agreement, milestone payments payable to us under the agreement, including the upfront license fee and bonus payments for achieving certain sales milestones, could total $106.0 million. In addition, we are entitled to receive up to $34.5 million in milestone payments if we develop compounds for both a second neurological indication and an indication other than a neurological or psychiatric indication. We are also entitled to royalties based on a specified percentage of net sales of products, which increases at increasing net sales levels, during the term of the agreement. Royalty payments will expire generally on a country-by-country basis on the later to occur of (i) the expiration of the last to expire patent containing a composition of matter claim in a given country and (ii) ten years following the launch of the product in that country.

The agreement may be terminated by either party following an uncured material breach by the other party. In addition, we have the right to terminate the agreement on a product-by-product or region-by-region basis, or in its entirety in certain cases, if Roche does not use reasonable diligence to develop, obtain regulatory approvals for, manufacture or commercialize products in certain key countries. On August 6, 2004, the research collaboration under this agreement with Roche was extended and expanded for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ additional funding of our research collaboration efforts in the aggregate amount of $5.25 million, payable quarterly commencing September 9, 2004. At any time after September 9, 2005, Roche has the right to terminate the research collaboration or the agreement on a region-by-region or product-by-product basis or in its entirety, upon the giving of six months advance notice, or, in the case of the agreement, without notice in the event that we do not consent to a proposed sublicense by Roche to a third party. Unless the research collaboration is earlier terminated by Roche, our research collaboration efforts under this agreement will be funded by Roche through September 9, 2006. Unless it is earlier terminated, the agreement will terminate on the date of expiration of all royalty and other payment obligations under the agreement.

Upon the termination of the agreement as to any country, region or product, the rights and licenses granted to Roche under the agreement as to such country, region or product will terminate, except that Roche can use collaboration technology other than for PDE4 inhibitors. In addition, at our request, Roche is required to transfer certain filings, rights, approvals, agreements and data relating to such product to us at no expense. Further, upon any such termination, we would have a non-royalty bearing license under related Roche intellectual property rights to commercialize such product or in such country or region.

MEM 1414, which was accepted for the Roche development pipeline in March 2003, is included in this collaboration and in the license rights that we granted to Roche. In August 2003, MEM 1414 entered Phase I clinical testing, with initial development focusing on the treatment of Alzheimer’s disease. MEM 1917, a backup candidate to MEM 1414 for the treatment of Alzheimer’s disease and a potential candidate for the treatment of depression, is also licensed to Roche under this collaboration.

2003 Roche collaboration

In August 2003, we entered into a second collaboration with Roche to develop nicotinic alpha-7 partial agonists for treating CNS indications including schizophrenia and Alzheimer’s disease. We granted to Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop, during the five years following the commencement of the collaboration, for the prevention or treatment of any diseases in any indication, for either human or veterinary use. This right is exercisable by Roche upon completion of Phase IIa clinical trials for a covered compound, or earlier under certain circumstances, and allows us to continue to manage at our expense the development of our compounds covered by the collaboration through the completion of Phase IIa clinical studies. We have the right to co-promote any product covered by the agreement in the US, on a product-by-product basis, subject to the terms of a separate co-promotion agreement, if we pay specified percentages of Roche’s Phase III global development costs for that product. If we exercise our co-promotion right with respect to a particular product, we will be entitled to a specified percentage of the gross profits from US sales of that product, in exchange for a reduction in the royalties on US sales otherwise payable to us by Roche. Upon exercise by Roche of its right to license a compound, Roche is obligated to provide, at its own expense, clinical supplies of such compound.

Under the 2003 Roche collaboration, Roche has paid us a total of $23.8 million through December 31, 2004, comprised of an upfront license fee, payments for research and development services and an equity investment. Under the 2003 Roche collaboration, Roche paid us an upfront license fee of $10.0 million in September 2003 and is obligated to pay us $6.0 million for research and development services over the first two years of the agreement. If Roche maintains its right to the license and exercises the right, Roche is obligated to make milestone payments to us if we achieve specified development, regulatory and commercialization milestones (including sales level milestones following a product’s launch) for certain indications. These indications include neurological, psychiatric and non-CNS indications for compounds developed by us or as part of the collaboration. If we reach all of the milestones for one neurological indication and one psychiatric indication for compounds developed under the agreement, milestone payments payable to us under the agreement, including the upfront license fee and bonus payments for achieving certain sales milestones, could total $142.0 million. In addition, if we develop compounds for additional indications, we are entitled to receive milestone payments (i) up to $42 million for each compound for each additional neurological or psychiatric indication, depending on the indication and the timing of milestone achievement, and (ii) up to $13 million for each compound for any indication other than a neurological or psychiatric indication. We are also entitled to royalties based on a specified percentage of net product sales, which increases at increasing net sales levels, during the term of the agreement. Roche’s royalty payment obligations will expire generally on a country-by-country basis on the later to occur of (i) the expiration of the last to expire patent containing a composition of matter claim in a given country; and (ii) ten years following the launch of the product in that country. In connection with the collaboration, Roche purchased shares of our series Roche preferred stock for an aggregate of $10.0 million (which converted into 925,926 shares of common stock on the closing date of our initial public offering), and received warrants to purchase 115,740 shares of common stock at an exercise price of $12.96 per share.

The collaboration agreement may be terminated by either party following an uncured material breach by the other party. In addition, Roche has the option to maintain its license rights with respect to any product covered by the agreement on a product-by-product basis. If Roche chooses not to exercise its option to maintain its license rights with respect to a product, we would not receive further milestone payments or other support from Roche for the development of that product. Roche has the right to terminate the agreement on a product-by-product or region-by-region basis, or in its entirety in certain cases, if we do not use reasonable diligence in developing nicotinic alpha-7 partial agonists through Phase IIa clinical trials. We have the right to terminate the agreement on a product-by-product or region-by-region basis, or in its entirety in certain cases, if Roche does not use reasonable diligence in meeting its obligations to develop, obtain regulatory approvals for, manufacture and commercialize products in certain key countries. In addition, Roche has the right to terminate the agreement at any time, on a region-by-region or product-by-product basis or in its entirety, upon the giving of advance notice, or without notice in the event that we do not consent to a proposed sublicense by Roche to a third party in the US. Unless otherwise terminated, the agreement will terminate on the date of expiration of all royalty and other payment obligations under the agreement.

Upon termination of the agreement as to any country, region or product, the rights and licenses granted to Roche under the agreement as to such country, region or product will terminate. In addition, at our request, Roche is required to transfer certain filings, rights, approvals, agreements and data relating to such product to us at no expense. Further, upon any such termination, we have the right to obtain exclusive and royalty-bearing license rights under related Roche patent rights and know-how to commercialize such product in such country or region.

MEM 3454 and MEM 63908 are included in this collaboration and in the related license option rights that we have granted to Roche. MEM 3454 is in preclinical development for the treatment of schizophrenia and other indications and MEM 63908 is in preclinical development for the treatment of Alzheimer’s disease.

BAYER AG in-license

In June 2001, we entered into an agreement with Bayer AG, or Bayer, for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM1003 for the treatment of human peripheral and CNS-related disorders. We have an option, exercisable until completion of the first Phase II trial for MEM 1003, to acquire a non-exclusive, world-wide license to certain Bayer patents and know-how relating to certain controlled release formulations developed for Bayer for an unrelated product. Under the agreement, we must use commercially reasonable efforts to develop products using the compound covered by this agreement and to commercialize those products in the US, Japan and four countries of the European Union to be selected by us. Bayer is under no obligation to provide us with any assistance in the development and commercialization of products covered by the agreement.

Under the license agreement, we made an upfront payment of $250,000 to Bayer as well as a milestone payment of $750,000 upon initiation of Phase I clinical trials. We are required to make additional payments of up to $19.0 million upon the achievement of specified milestones, including a $1.0 million milestone payment upon the commencement of Phase II clinical trials. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee. Royalty payment obligations will end on a country by country basis upon the expiration of the last patent rights in a given country or after ten years from the first commercial sale of a product covered by the license agreement in a given country, whichever is longer.

The license agreement may be terminated by either party following an uncured breach by the other party. Bayer also has the right to terminate the license agreement if we fail to make timely payments of any amounts due to Bayer under the license agreement. Unless otherwise terminated, the agreement terminates upon the expiration of the last-to-expire patent rights granted under the agreement. Issued patents from the US, Germany, France, Italy, Great Britain and Spain, the largest markets in which patents covered by the agreement have been issued, expire in late 2014 through 2015, although they are eligible for patent term extensions of up to five years. Patent applications are pending in Japan and Canada. Upon termination of the license agreement for any reason, other than an uncured breach by Bayer, all rights and licenses granted to us under the license agreement will terminate. In addition, upon termination of the license agreement as a result of our uncured breach, at Bayer’s request we will also have to disclose and transfer all of the rights we may have to the data and results, including any inventions, of our development efforts relating to MEM 1003.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our product candidates as well as uses of new chemical entities in the treatment of CNS diseases. In total, as of March 10, 2005, we owned or licensed from Bayer seven issued US patents, 33 pending US patent applications, 110 issued foreign patents and 160 pending foreign patent applications.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our drug candidates or those developed by our collaborators can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to establish and enforce. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions.

MEM 1003

As a result of our in-licensing agreement with Bayer, we have rights to several patents and patent applications, including five issued US patents, one pending US patent application, 109 issued foreign patents, and 24 pending foreign patent applications relating to MEM 1003. Issued patents from the US, Germany, France, Italy, Great Britain and Spain, the largest markets in which patents covered by the Bayer agreement have been issued, expire in late 2014 through 2015, although they are eligible for patent term extensions of up to five years.

PDE4 inhibitors

We have two issued US patents, 17 pending patent applications in the US, one issued foreign patent, and 127 pending foreign patent applications for both chemistries and research tools relating to our PDE4 inhibitors, including MEM 1414 and MEM 1917. We have identified four different classes of chemical compounds that act as PDE4 inhibitors. One issued patent and several pending applications include claims relating to compounds as well as the methods of manufacturing and using them. One issued US patent and several pending patent applications are drawn to research tools relating to materials and methods useful for screening relating to PDE4.

Nicotinic alpha-7 partial agonists

We have 12 pending US patent applications and six pending foreign patent applications for both chemistries and research tools relating to our nicotinic alpha-7 partial agonists, including MEM 3454. Our patent applications relate to three classes of nicotinic alpha-7 partial agonists as well as related research tools including genes and methods useful for screening.

PDE10A inhibitor program

We have two pending US patent applications and one pending foreign patent application for both chemistries and research tools relating to our PDE10A inhibitors. Our patent applications relate to two classes of PDE10A inhibitors as well as related research tools including genes and methods useful for screening.

General research tools

We have one pending patent application in the US and one foreign patent application relating to our general research tools. These patent applications relate to research tools, including methods and genes, which are applicable to different programs.

Trademarks

Our trademarks are covered by various pending applications and registrations in the US Patent and Trademark Office and similar agencies in the European Union and certain other countries. We have applied for or received trademark protection as set forth below.

➢	We have a pending application in the US and registrations in Australia, the European Union and Mexico for MEMORY PHARMACEUTICALS TM .

➢	We have pending applications in the US, European Union, Canada, and Mexico, and registrations in Australia, Japan, Hong Kong and Mexico for the MEMORY design logo.

➢	We have a pending application for SCIENCE WORKING FOR THE MIND TM in the US.

COMPETITION

The development and commercialization of new drugs and drug delivery technologies is highly competitive. We and/or our collaborators will face competition with respect to any of our products developed or commercialized in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors possess greater financial, managerial, scientific and technical resources and have longer operating histories and established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs, technologies and methods of preventing the incidence of disease, such as vaccines, occur in the pharmaceutical industry at a rapid pace. These developments may render our drug candidates or technologies obsolete or non-competitive.

Additionally, various large pharmaceutical companies, universities and public agencies are developing and using technologies to treat cognitive disorders directly as well as other neurological and psychiatric illnesses which may have the ancillary benefit of treating memory and other cognitive disorders. Many of these entities have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and the regulatory approval process. Many companies also have substantially greater resources and are developing or using technologies that may be competitive with our products and technologies.

There are several global pharmaceutical companies with drugs in the marketplace for the treatment of Alzheimer’s disease, schizophrenia and depression. Acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease include Aricept (Pfizer),

Reminyl (Johnson and Johnson) and Exelon (Novartis). The only NMDA-receptor antagonist for the treatment of moderate to late stage Alzheimer’s disease in the US is Namenda (Forest Laboratories). The SSRI antidepressant market includes Prozac (Eli Lilly), Paxil (GlaxoSmithKline), Zoloft (Pfizer), Celexa (Forest Laboratories) and Lexapro (Forest Laboratories). The only approved dual uptake inhibitor for the treatment of depression is Effexor (Wyeth). The antipsychotics on the market for the treatment of schizophrenia include Zyprexa (Eli Lilly), Risperdal (Johnson and Johnson) and Abilify (Bristol-Myers Squibb).

We are aware that there are many drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s disease, schizophrenia and depression as well as potential therapies for vascular dementia and MCI.

We believe that our ability to successfully position ourselves within this competitive environment will depend on, among other things:

➢	efficacy, safety and reliability of our drug candidates;

➢	the speed at which we or our collaborators develop drug candidates;

➢	completion of clinical development and laboratory testing of our drug candidates;

➢	timing and scope of regulatory approval of our drug candidates;

➢	our or our collaborators’ ability to manufacture and sell commercial quantities of approved products in the market;

➢	product acceptance by physicians and other health care providers;

➢	skills of our employees and our ability to recruit and retain skilled employees;

➢	protection of our intellectual property; and

➢	availability of substantial capital resources to fund development and commercialization activities by us and our collaborators.

GOVERNMENT REGULATION

Government authorities in the US and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of pharmaceutical products such as those we are developing. We cannot assure you that any of our drug candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.

US regulatory approval

In the US, drugs and drug testing are regulated by the FDA, as well as state and local government authorities. Before our products may be marketed in the US, we must comply with the Federal Food, Drug and Cosmetic Act, which generally involves the following:

➢	preclinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices regulations (GLPs);

➢	submission and acceptance of an IND application, which must become effective before clinical trials may begin in the US;

➢	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate in our intended use;

➢	development of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices (GMPs); and

➢	FDA review and approval of a New Drug Application (NDA) prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. In addition, final regulatory approval and/or the speed of regulatory approval may depend on conditions and events prevailing in the pharmaceutical industry that are outside our control.

Preclinical tests

Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the drug candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the drug candidate, are submitted to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved new drug application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies the FDA may not permit clinical testing to begin.

The IND process

The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Prior to initiation of clinical studies, an independent institutional review board (IRB) at each medical site proposing to conduct the clinical trials must review and approve each study protocol and study subjects must provide informed consent.

Clinical trials

Human clinical trials are typically conducted in three sequential phases that may overlap:

➢	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

➢	Phase II: The drug is introduced into a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.

➢	Phase III: These are commonly referred to as pivotal studies. If a compound is found to have an acceptable safety profile and to be potentially effective in Phase II trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical study sites.

We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our drug candidates within any specific time period, if at all. Clinical testing must meet requirements for IRB, oversight, informed consent and good clinical practices. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

The NDA process

If clinical trials are successful, the next step in the drug regulatory approval process is the preparation and submission to the FDA of an NDA. The NDA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical for marketing and sale in the US. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. A substantial user fee must also be paid with the NDA, unless an exemption applies. Every new drug must be the subject of an approved NDA before US commercialization.

Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and if not will issue a refuse to file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. These timing commitments will vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase IV trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Manufacturing and post-marketing requirements

If approved, a drug may only be marketed in the dosage forms and for the indications approved in the NDA. Special requirements also apply to any drug samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA periodically, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with GMP or other FDA requirements applicable to our products may subject us to fines and could result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal or suspension of marketing approvals.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our drug candidates. Moreover, increased attention to the containment of health care costs in the US and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the US or abroad.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research.

Foreign regulatory approval

We will have to complete approval processes, similar or related to the US approval processes, in virtually every foreign target market for our products in order to conduct clinical or preclinical research and to commercialize our drug candidates in those countries. The approval procedures and the time required for approvals vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the US. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

In common with the US, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. Variations in the national regimes exist. However, most jurisdictions require regulatory and IRB approval of interventional clinical trials. Most European regulators also require the submission of adverse event reports during a study and a copy of the final study report.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” It provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit applications in other European Union member states, requesting them to mutually recognize the marketing authorization already granted. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize the existing approval.

Where possible, we plan to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated.

Other regulatory matters

In the US, our manufacturing, sales, promotion, and other activities following any product approval are subject to regulation by regulatory authorities in addition to the FDA, including the FTC, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, and state and local governments. Among other laws and requirements, our sales, marketing and scientific/educational programs will need to comply with the anti-kickback provisions of the Social Security Act, the False Claims Act and similar state laws. Our pricing and rebate programs will need to comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Finally, certain jurisdictions have other trade regulations from time to time to which our business is subject such as technology or environmental export controls and political trade embargoes.

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

We are also subject to federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

MANUFACTURING

In general, our strategy is to produce small quantities (up to gram quantities) of our compounds for preclinical testing and to contract out with third parties for manufacturing of larger quantities. All of our compounds are small molecules, generally require no special manufacturing processes and use relatively accessible raw materials. Due to their relative ease of manufacture, we can choose among several suppliers. Roche currently supplies MEM 1414 and MEM 1917 for use in our collaborative efforts, and we currently outsource to other third parties production of MEM 1003 and MEM 3454 and will outsource the production of MEM 63908.

EMPLOYEES

As of March 1, 2005, we had 83 full-time employees. Of our workforce, 70 employees are engaged in research and development and 13 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

CORPORATE INFORMATION

We were incorporated on March 19, 1997 in the state of Delaware. Our website address is www.memorypharma.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.memorypharma.com under the “Investors — SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC).

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

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. Our net loss for the year ended December 31, 2004 was $24.1 million, and as of December 31, 2004, we had an accumulated deficit of approximately $120.4 million, of which $19.5 million related to preferred dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. We expect to incur substantial and increasing net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. All of our current drug candidates are at an early stage of development. We have only one drug candidate for which we have completed Phase I clinical trials and two drug candidates which are currently in Phase I clinical trials. The balance of our activities is focused on the preclinical development of MEM 63908 and the identification and optimization of compounds from our PDE10A program, and our exploratory research programs to address biological targets that may be implicated in memory and other cognitive functions. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized.

Our drug discovery and development methods are unproven and may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our drug candidates may fail to be safe and effective in preclinical and clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. In addition, because we have limited resources, we are focusing on targets, compounds and indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other targets, compounds and indications.

The diseases we are targeting are poorly understood, which increases our chances of failure.

Our drug development programs principally target a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, vascular dementia and mild cognitive impairment and also include certain psychiatric disorders such as schizophrenia and depression. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs may fail.

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced program.

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake the advanced clinical development and commercialization of our drug candidates. We have entered into only two collaborations to date, both of which are with Roche and were entered into prior to commencing clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our other drug candidates at an early stage of development or on economic terms that are comparable to the terms of our collaborations with Roche if at all. If we do enter into collaborations or other arrangements for our other drug candidates, we may not accurately evaluate the commercial potential or target market for a drug candidate and may relinquish valuable rights to that drug candidate.

If we are not able to continue to enter into collaborations for our drug candidates at relatively early stages, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are funding a safety and tolerability study and currently intend to fund our Phase IIa clinical trials for MEM 1003, which we are in the process of designing, ourselves. However, we are also exploring the potential for a collaboration for MEM 1003. If, following the completion of Phase IIa trials, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the program at our own expense. If we do not engage a collaboration partner for MEM 1003 following Phase IIa clinical trials or if we are unable to engage or retain a collaboration partner for any other drug candidate, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our proposed products and drug candidates and our exploratory programs.

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

Our ability to generate milestone payments and royalties from our collaborators depends on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. In addition to testing and seeking regulatory approval, we are dependent on our collaborators for the manufacturing of clinical scale quantities of some of our drug candidates and would be dependent on them in the future for commercial scale manufacturing, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.

Under our collaboration agreements with Roche, Roche’s termination rights include the ability to terminate each collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our 2003 Roche collaboration, Roche has the right to obtain an exclusive license for any product covered by that agreement, which currently includes MEM 3454 and MEM 63908, following the completion of Phase IIa clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 3454, MEM 63908 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If Roche chose not to maintain its license option with respect to a product under our 2003 agreement, we would not receive further milestone payments or other support from Roche for that product’s continued development. If Roche or any future collaborator terminates its collaboration with us or fails to perform or satisfy its’ obligations to us, the development or commercialization of our drug candidates would be delayed and our ability to realize milestone payments and royalty revenue would be adversely affected.

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

We have in-licensed technology that is important to our business, and we may enter into additional licenses in the future. For example, we hold a license from Bayer for intellectual property relating to MEM 1003. Our license from Bayer imposes on us development and commercialization obligations, milestone and royalty payment obligations and other obligations. Other licenses to which we are a party contain, and we expect that any future in-licenses will contain, similar provisions. If we fail to comply with these obligations to Bayer or to any other licensor, the licensor may have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with these licenses could make it less profitable for us to develop drug candidates utilizing these drug candidates and technologies.

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

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of efficacy and safety. We have invested in and continue to invest substantial resources in this capability. However, since none of our drug candidates has progressed past Phase I clinical trials and only one drug candidate has completed Phase I clinical trials, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA, or by similar agencies in other countries.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. For each of our collaborative programs, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. While our early preclinical tests and the initial Phase I clinical trial with MEM 1414 suggest a better tolerability profile than other known PDE4 inhibitors, in subsequent preclinical animal tests conducted by Roche, MEM 1414 has caused adverse side effects, which in one study, resulted in deaths at high doses in one of two species tested. Roche is conducting additional investigational animal toxicology and other assessments of MEM 1414. The results of these assessments and current Phase I clinical trials or other subsequent studies could impact the continuation of the MEM 1414 program under the Roche collaboration, as well as potentially affect Roche’s development plans for MEM 1917. In addition, any other PDE4 inhibitors that we or our collaborators develop may not ultimately prove to have a better safety profile than PDE4 inhibitors developed by others.

If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired.

Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy for humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include IRB or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.

Three of our drug candidates, MEM 1003, MEM 1414 and MEM 3454, are currently undergoing clinical trials. Other than MEM 1003, none of these candidates has progressed past Phase I clinical trials and all such Phase I trials have been or are being conducted in Europe or Canada. In order for us or our collaborators to conduct human clinical trials in the US for these or other drug candidates, we or they must obtain and maintain an effective IND from the FDA. While we have obtained an IND for MEM 1003, we cannot assure you that we or our collaborators will be successful in obtaining an IND for any other drug candidate. In connection with obtaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the trials conducted in foreign countries. For example, on the FDA’s recommendation, we are conducting an additional three-month animal toxicology study of MEM 1003 at higher doses than were previously studied, the results of which will accompany our submission to commence Phase IIa for MEM 1003. We believe that the results of this toxicology study, in combination with the results of the Alzheimer’s patient safety and tolerability study which we are also conducting, will provide a more comprehensive data package for MEM 1003. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have or that additional studies and clinical trials that we conduct will support our earlier results. If we are unable to satisfy the FDA with the results of the current studies that we are conducting with respect to MEM 1003, we may face delays in proceeding with Phase IIa clinical trials for MEM 1003 in the US, or we could be prevented from proceeding with MEM 1003 in the US. In addition, if we are unable to complete the safety and tolerability study on the time schedule that we have planned, we may be unable to initiate Phase IIa by the end of the first half of 2005 as planned.

It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause delays in the completion of the preclinical test or clinical study, or could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA or foreign regulatory authority could impose conditions on the scope or design or a clinical trial;

➢	the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or to revise a clinical trial protocol after the clinical trial has commenced;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products; and

➢	we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials as a result of manufacturing or quality assurance issues.

In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the eligibility criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. For example, in preparation for a Phase IIa study of MEM 1003, in January 2005, we commenced a safety and tolerability study in patients with Alzheimer’s disease, which has been extended as a result of slower than expected patient enrollment and our decision to increase the number of patients being studied. While we currently expect to commence our Phase IIa study by the end of the first half of 2005, our ability to do so will depend upon our achieving patient enrollment sufficient not only to complete the safety and tolerability study but also to commence the Phase IIa study in the time frame that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products. We cannot assure you that we will achieve sufficient patient enrollment to complete the safety and tolerability study and commence the Phase IIa study on the time schedule that we have planned.

We cannot assure you that our clinical trials will commence or proceed on schedule. Delays in our clinical trials or rejections of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing, or obtaining financing on unattractive terms, would adversely affect our development programs and other operations.

Although we believe that our existing cash and cash equivalents, and marketable securities, together with payments for research and development services required to be made in the future by Roche under our 2002 and 2003 Roche Agreements, should be sufficient to fund our anticipated levels of operations through the first quarter of 2006, if our actual expenses are higher than anticipated or our business or operations change, we may consume available resources more rapidly than we anticipate.

Our future capital requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our two collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or our PDE10A inhibitor program and the terms of any such collaboration;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and,

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

We may not be able to obtain additional financing when we need it or on acceptable terms. If we are unable to obtain adequate financing on a timely basis, we will have to reduce or delay our efforts on certain of our proposed products and drug candidates and our exploratory programs. In addition, we may have to obtain funds through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Either of these alternatives would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution, and the terms of any new equity securities may have preferences over our common stock.

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

We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s, schizophrenia and depression as well as potential therapies for vascular dementia and MCI.

We depend on our key scientific and other key personnel and have recently experienced turnover in our key senior management. If we are not able to retain our key scientific and other key personnel or recruit additional scientific and technical personnel, our business will suffer.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our President and Chief Executive Officer, Dr. David A. Lowe, our Chief Scientific Officer, and Gardiner F. H. Smith, our Vice President of Business Development. Our employment agreements with these executive officers are terminable by us or the executive without notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

We have experienced turnover in our senior management. In December 2004, we announced the departure of our Chief Financial Officer, Dennis M. Keane. Most recently, we announced the departure of Axel J. Unterbeck, Ph.D., our President and Co-founder. While both of these individuals left for personal reasons, continued turnover of senior management may affect investor confidence in us and adversely impact our business and our stock price. We have added new members to our senior management team, but it may take time for these individuals to be fully integrated into our organization. If our management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet our objectives could be severely impaired.

In addition, we face competition for research scientists and technical staff from other companies, academic institutions, government entities, nonprofit laboratories and other organizations. To pursue our product development plans, we will need to hire additional management personnel and additional qualified scientific personnel to perform research and development. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

If third-party contract research organizations do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct our preclinical testing or clinical trials independently and have limited experience in conducting clinical trials. In addition to our collaborators, we rely and will continue to rely on preclinical and clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. From time to time, preclinical and clinical investigators, third-party contract research organizations and consultants have not performed in a manner that we believed was acceptable or timely. In each case we have discussed and resolved these issues with the vendor, and none of these issues have led to a material delay or other material adverse effect on our preclinical testing or clinical trials. However, the failure of any vendor to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements or preclinical testing or clinical trial protocol, could cause a delay or other material adverse effect on our preclinical testing, clinical trials and ultimately on the timely advancement of our development programs.

If we or our collaborators cannot locate acceptable contractors to run a portion of our or our collaborators’ preclinical testing or clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other US and foreign legal and regulatory requirements for the conduct of preclinical testing and clinical trials or meet expected deadlines, our preclinical or clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.

If we or our collaborators fail to obtain regulatory clearance for our current or future drug candidates, we will be unable to market and sell any products and therefore may never be able to generate product revenue or be profitable.

We or our collaborators will be required to obtain from the FDA and to maintain an effective IND to conduct human clinical trials in the US and must obtain and maintain regulatory approval for commercial distribution. This process is expensive, uncertain and takes many years. In order to obtain regulatory clearance to conduct clinical trials in the US and eventually obtain approval in the US, we or our collaborators must provide the FDA with data sufficient to demonstrate the safety and efficacy of each drug candidate. None of our drug candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our drug candidates may never be approved for sale or become commercially viable. If we, either alone or with collaborators, are unable to successfully complete clinical trials of any of our current or future drug candidates, or if the results of these trials are not positive or are only modestly positive, we or our collaborators may not be able to obtain marketing approval for any drugs or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and our stock price may decline.

In addition, during the clinical development of our drug candidates, the policies of the FDA may change and additional regulations may be enacted which could prevent or delay regulatory approval of our drug candidate. Moreover, increased attention to the containment of health care costs in the US and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the US or abroad.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

We intend to have our products marketed outside the US In order to market our products in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process entails all of the risks associated with obtaining FDA approval. We and our collaborators may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for, and may not receive, necessary regulatory approvals to commercialize our products in any market. If we or our collaborators fail to obtain these approvals, our business, financial condition and results of operations could be materially and adversely affected.

Our potential products may not be commercially viable if we or our collaborators fail to obtain an adequate level of reimbursement for these products by Medicare and other third-party payors or if the pricing for these products is set at unsatisfactory levels by foreign countries.

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

We have no manufacturing capacity and depend on third parties to supply us with the compounds under development, to develop effective formulations and to manufacture our products.

We have no manufacturing experience, and we currently lack the resources and capability to develop formulations and manufacture any of our drug candidates on a clinical or commercial scale. We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development, and we do not currently intend to do so in the foreseeable future. As a result, we are dependent on third parties, including Roche, for the formulation and manufacture of clinical and commercial scale quantities of our drug candidates. If we or our collaborators are unable to secure an adequate supply of our compounds under development, or if the third parties we contract with are unable to develop effective formulations or to timely manufacture our drug candidates for our clinical trials in accordance with our specifications and timely deliver the drug candidates to the appropriate clinical trial sites, we may encounter delays in our clinical trials. Although we believe that there are an adequate number of suppliers for compounds such as ours, we could experience a shortage of suppliers, or an interruption in supply if a supplier relationship were terminated, that could have an adverse effect on our or our collaborators’ ability to supply products. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner.

Manufacturing of our products must meet applicable regulatory standards.

We, our collaborators and our third-party manufacturers are required to adhere to federal current good manufacturing practices requirements. Under these requirements, our drug candidates must be manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing, quality control and other activities. Furthermore, the manufacturing facilities used by us or our collaborators must pass a pre-approval inspection by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities. These inspections may result in compliance issues that could prevent or delay marketing approval, result in interruption or shortage of clinical or commercial product or require the expenditure of money or other resources to correct. We cannot control these manufacturing facilities’ compliance with FDA requirements and may be limited to certain contractual remedies and rights of inspection. If these manufacturing facilities fail to comply with applicable regulatory requirements, we may not be granted approval for marketing, and we could, among other things, be subject to fines, total or partial suspension of production, withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We or our licensors file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our drug candidates as well as uses of new chemical entities in the treatment of CNS diseases.

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

Interference proceedings brought by the US Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the US.

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

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. In the US, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our collaborators or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our collaborators or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the US, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

As of March 1, 2005, our executive officers, directors and their affiliates who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 21% of our capital stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

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

Item 2. Properties.

We currently lease approximately 66,200 square feet of laboratory and office space in Montvale, New Jersey. Our lease will expire in 2014 if not renewed in advance. We occupy approximately 54,700 square feet of this space, with approximately 46,500 square feet used for research and development activities and approximately 8,200 square feet used for general administrative purposes. In 2004 we built out and expanded into an additional 17,400 square feet for research and development purposes. An additional 11,500 square feet are available to us for future expansion.

Item 3. Legal Proceedings

We currently are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market under the symbol MEMY since our initial public offering on April 5, 2004. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$7.75	$4.99
Third Quarter	9.71	6.56
Second Quarter	10.90	6.52

As of March 28, 2005, we had approximately 125 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of			Number of Securities
	Securities		Weighted	Remaining Available for
	to be Issued Upon		Average	Future Issuance Under
	Exercise		Exercise Price of	Equity Compensation
	of Outstanding		Outstanding	Plans (Excluding
	Options,		Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights		and Rights	in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	2,989,538	(2)	$3.57	467,791	(3)
Equity Compensation Plans Not Approved by Security Holders (4)	119,907		$12.69	—

Total	3,109,445		$3.92	467,791

(1)	Includes options to purchase shares of our common stock under our 2004 Stock Incentive Plan (the “2004 Plan”) and shares of common stock issued under our 2004 Employee Stock Purchase Plan (ESPP).

(2)	Excludes purchase rights accruing under the ESPP, which has a stockholder-approved reserve of 200,000 shares of common stock as of December 31, 2004. Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period. There are two purchase periods per year. For the year ended December 31, 2004, the offering periods commenced on April 5 and August 1.

(3)	Consists of shares available as of December 31, 2004 for future issuance under the 2004 Plan and the ESPP.

(4)	Consists of the following warrants to purchase shares of our common stock issued prior to our initial public offering, warrants to purchase 115,740 shares at an exercise price of $12.96 per share, which expire in August 2008 and warrants to purchase 4,167 shares at an exercise price of $5.25 per share, which expire in March 2010.

Item 6. Selected Financial Data.

	Years Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$9,780	$7,618	$1,183	$—	$—
Research and development expenses	26,975	22,626	21,951	10,711	6,849
General and administrative expenses	7,393	7,111	4,489	3,421	2,312

Interest income / (expense), net	243	(3)	115	276	810

Net Loss	(24,096)	(21,786)	(25,163)	(13,856)	(8,351)

Redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	2,022	7,493	5,889	2,962	1,888

Net loss attributable to common stockholders	(26,118)	(29,279)	(31,052)	(16,818)	(10,239)

Basic and diluted net loss per share of common stock	(1.67)	(30.07)	(48.10)	(30.67)	(19.10)

Weighted average shares outstanding – basic and diluted	15,605,985	973,637	645,615	548,431	536,166

	December 31,
	(in thousands)
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$41,096	$30,107	$29,474	$7,282	$21,757
Working capital	28,740	21,038	22,761	3,873	19,001
Total assets	53,397	43,434	39,797	14,557	27,146
Equipment notes payable	3,520	3,787	3,986	2,805	2,224
Accumulated deficit	(120,434)	(94,316)	(65,037)	(33,985)	(17,167)
Total stockholders’ equity / (deficit)	27,442	(89,457)	(64,556)	(33,922)	(17,150)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have five clinical and preclinical drug candidates in development, as well as other drug discovery programs addressing specific CNS targets. We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and MCI and also include certain psychiatric disorders such as schizophrenia and depression.

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 partial agonists. As of December 31, 2004, we had received $45.4 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to $248.0 million in milestone payments, including the license fees previously paid and bonus payments for achieving certain sales milestones, from these collaborations (if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement). These amounts are in addition to payments to us for research and development services, some of which have previously been paid, and royalties, which would be payable on product sales. We may not reach all of the milestones, in which event we would likely receive substantially less than $248.0 million under the collaborations. On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche committed to funding our research collaboration efforts for a minimum of 18 months in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004.

In July 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of December 31, 2004, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment due upon the commencement of Phase IIa clinical trials, which are currently scheduled to commence by the end of the first half of 2005) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of December 31, 2004, we had an accumulated deficit of $120.4 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially for the foreseeable future, as we continue to expand our research, development, clinical trial activities and infrastructure to support our drug discovery and development programs.

Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities and the amount of funding and other support being provided for these activities directly by us versus by our collaboration partners. In particular, we are funding a safety and tolerability study of MEM 1003 in Alzheimer’s patients and intend to fund Phase IIa clinical trials for MEM 1003 ourselves. However, we are also exploring the potential for a collaboration for MEM 1003. If, following the completion of Phase IIa trials, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the program at our own expense. If we do not enter into a collaboration and decide to advance MEM 1003 beyond Phase IIa on our own, our research and development expenses would increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.

REVENUE

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries and related expenses for personnel, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under in-licensing agreements, consulting, license and sponsored research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.

We expense both internal and external research and development costs as incurred. We expect our research and development expense to increase as we continue to develop our drug candidates.

We do not have the ability to conduct our preclinical testing or clinical trials independently. In addition to our collaborators, we rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. The failure of any vendor to perform in an acceptable and timely manner in the future, or in accordance with any applicable regulatory requirements or preclinical testing or clinical trial protocol, could cause a delay or other material adverse effect on our preclinical testing, clinical trials and ultimately on the timely advancement of our development programs. If we or our collaborators cannot locate acceptable contractors to conduct a portion of our or our collaborators’ clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other US and foreign legal and regulatory requirements for the conduct of preclinical testing and clinical trials or meet expected deadlines, our preclinical or clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.

To illustrate the material nature of our reliance on third-party contract research organizations, the following table shows, from inception through December 31, 2004, the total out-of-pocket payments made by us to third parties for clinical supplies and preclinical study support and clinical trials associated with our five compounds currently in preclinical and clinical trials. The table excludes internal costs for each of the drug candidates and out-of-pocket payments made by Roche.

Drug		Target	Stage of	Year Ended December 31,			Inception to
Candidate	Mechanism	indication	development	2004	2003	2002	December 31, 2004
				(in thousands)
MEM 1003	Neuronal L-type
	calcium channel	Alzheimer’s
	modulator	disease	Phase I completed	$3,449	$2,708	$4,762	$11,135

MEM 3454	Nicotinic alpha-7
	partial agonist	Schizophrenia	Preclinical	3,980	1,126	196	5,302

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase I	148	1,081	1,390	2,618

MEM 1917	PDE4 inhibitor	Alzheimer’s disease	Preclinical	370	522	84	975

MEM 63908	Nicotinic alpha-7	Alzheimer’s
	partial agonist	disease	Preclinical	184	—	—	184

			Total	$8,131	$5,437	$6,432	$20,214

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the efficacy and safety profile of the product.

None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products, such as our two collaborations with Roche. In the event that third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date would largely be under the control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of salaries and other related costs for personnel serving executive, business development, finance, accounting, information technology, administrative and human resource functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal and accounting services, and the legal costs of pursuing patent protection of our intellectual property. We expect that our general and administrative expenses will increase as we add personnel, increase investor relations activities, maintain insurance coverage appropriate for a public company and comply with public company reporting and other obligations.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived solely from our two collaborations with Roche, one of which was entered into in 2002 and the other in 2003. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, reimbursement for research and development services and royalty payments from either Roche or from other collaborations.

Revenue for the year ended December 31, 2004 was $9.8 million, representing the currently recognizable portion of upfront license fees, milestone payments, and fees for research and development services from Roche. This represented a 28.4% increase from revenue of $7.6 million for the year ended December 31, 2003, primarily attributable to revenue from our second collaboration agreement with Roche entered into in September 2003.

	December 31,
	2004	2003
2002 Roche Agreement
Amortization of the upfront license payment and milestone payments	$1,649,000	$1,386,000
Funding of the research collaboration	3,500,000	5,149,000

2003 Roche Agreement
Amortization of the upfront payment and quarterly research payments	4,631,000	1,083,000

	$9,780,000	$7,618,000

Research and development expense

Research and development expense increased by $4.4 million, or 19.2%, to $27.0 million for the year ended December 31, 2004 from $22.6 million for the year ended December 31, 2003. Of this increase, $3.0 million was attributable to fees related to our increased use of consulting and outside service providers in connection with our preclinical and clinical activities, and $1.4 million was attributable to an increase in occupancy costs associated with our expanded facility. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $5.8 million and $4.7 million for the year ended December 31, 2004 and 2003, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased by $300,000, or 4%, to $7.4 million for the year ended December 31, 2004 from $7.1 million for the year ended December 31, 2003. The increase was primarily the result of $460,000 in higher personnel and personnel-related costs as we hired personnel appropriate for a public company, an increase of $450,000 for insurance premiums, an increase in occupancy costs of $219,000 related to our expanded facility, $229,000 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, and $179,000 of cost associated with our 401(k) matching benefit to employees that began in 2004. These increases were offset by a decrease in non-cash compensation expense of $1.2 million related to the grant of stock options to consultants and employees in 2003. More stock options were granted at current market prices in 2004 relative to options granted in 2003. Therefore, we recognized less non-cash compensation expense in 2004. During 2005 and thereafter, we expect that general and administrative expenses will trend higher due to expenses associated with being a public company.

Interest income and interest expense

Interest income increased by $215,000, or 47.7%, to $665,000 for the year ended December 31, 2004, compared to 2003. Interest expense decreased by $31,000, or 6.87%, to $422,000 for the year ended December 31, 2004, compared to 2003. The increase in interest income was attributable to higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004. The decrease in interest expense was related to the repayment in 2004 of two equipment notes.

Income taxes

For the year ended December 31, 2004, we recognized a tax benefit of $258,000, which represented the sale of $3.6 million of net operating loss carryforwards and was offset by $9,000 in state taxes and other adjustments. Our 2003 tax benefit of $186,000 represented proceeds of $209,000 received during 2003 for the sale of $4.7 million of net operating loss carryforwards, and was partially offset by a $23,000 provision for minimum taxes for New Jersey.

Preferred stock dividends and accretion

Preferred stock dividends and accretion decreased by $5.5 million, or 73%, to $2.0 million for the year ended December 31, 2004 from $7.5 million for the year ended December 31, 2003. This decrease was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenue

Revenue for the year ended December 31, 2003 was $7.6 million, representing the currently recognizable portion of upfront license fees and a milestone payment received from Roche under the collaboration agreements of $1.4 million and $247,000, respectively. In addition, revenue includes service fees of $5.9 million for research and development received from Roche under the collaborations. During the year ended December 31, 2002, $1.2 million of revenue was recognized. This was comprised of upfront license fees of $308,000 and service fees of $875,000.

Our service fees increased in 2003 due to additional payments received from Roche under the 2003 Roche Agreement. Because the 2002 Roche Agreement was not effective until September 2002, we received only one quarterly payment for research services in 2002. In 2003, we received a total of $5.9 million in service fees comprised of the following:

•	$3.5 million from a full year of fixed quarterly payments for research services under our 2002 Roche Agreement;

•	$750,000 from one fixed quarterly payment for research and development services under our 2003 Roche Agreement, which was not effective until September of that year; and

•	$1.6 million from payments for external research and development services under our 2002 Roche Agreement.

Research and development expense

Research and development expense increased by $675,000, or 3%, to $22.7 million for the year ended December 31, 2003 from $22.0 million for the year ended December 31, 2002. Of this increase, $1.2 million was attributable to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs, $789,000 to a stock-based compensation charge, $757,000 due to increased purchases of lab-related material and supplies, and $326,000 due to an increase in depreciation and amortization cost. These increases were partially offset by a $1.7 million decrease in consulting and outside research fees and $750,000 for milestone payments.

General and administrative expense

General and administrative expense increased by $2.6 million, or 58%, to $7.1 million for the year ended December 31, 2003 from $4.5 million for the year ended December 31, 2002. The increase was comprised of a $2.1 million stock-based compensation charge and increases in both consulting fees of $240,000 and legal fees of $256,000.

Other income

Other income during the year ended December 31, 2003 consisted of a $150,000 payment received for an insurance settlement. We recorded no other income during the year ended December 31, 2002.

Interest income and interest expense

Interest income decreased by $76,000, or 14%, to $450,000 for the year ended December 31, 2003 from $526,000 for the year ended December 31, 2002. The decrease in interest income was attributable to lower interest rates. Interest expense increased by $42,000, or 10%, to $453,000 for the year ended December 31, 2003 from $411,000 for the year ended December 31, 2002. The increase in interest expense was attributable to increased borrowings under our equipment notes.

Income taxes

For the year ended December 31, 2003, we paid $23,000 in state income taxes. This was offset by proceeds of $209,000 that were received from the sale of state net operating loss carryforwards. We paid state income taxes during the year ended December 31, 2002 of $21,000.

Preferred stock dividends and accretion

Preferred stock dividends and accretion increased by $1.6 million, or 27%, during the year ended December 31, 2003 from $5.9 million to $7.5 million. This is due to the Series D preferred stock being outstanding for the entire period during the year ended December 31, 2003, the issuance of Series Roche preferred stock in September 2003, and the recognition of a beneficial conversion feature of $584,000 in connection with the issuance of Series Roche preferred stock.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenue

Revenue for the year ended December 31, 2002 was $1.2 million, representing the currently recognizable portion of an upfront license fee of $308,000 and fees of $875,000 for research and development services received under the 2002 Roche Agreement. We did not record any revenues during the year ended December 31, 2001.

Research and development expense

Research and development expense increased by $11.2 million, or 105%, to $22.0 million for the year ended December 31, 2002 from $10.7 million for the year ended December 31, 2001. Of this increase, $5.3 million was attributable to higher external preclinical study costs consisting of $4.1 million related to preclinical work and the initiation of the Phase I trial of MEM 1003 and $1.2 million related to preclinical work performed on MEM 1414 and MEM 3454. The increase in research and development expense was also attributable to an increase of $1.5 million related to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs, $1.5 million represented increased fees paid to consultants and contract research organizations and $706,000 related to increased purchases of lab-related material and supplies. Additional increases included $896,000 representing an upfront license fee and a milestone payment under an in-licensing agreement and $677,000 in facility-related charges.

General and administrative expense

General and administrative expense increased by $1.1 million, or 31.2%, to $4.5 million for the year ended December 31, 2002 from $3.4 million for the year ended December 31, 2001. Of this increase, $771,000 was due to higher personnel and personnel-related costs as we continued to build our infrastructure to support our corporate growth, $127,000 was attributable to travel cost, and $153,000 was due to increased corporate insurance and legal fees.

Interest income and interest expense

Interest income decreased by $96,000, or 15.4%, to $526,000 for the year ended December 31, 2002 from $622,000 for the year ended December 31, 2001. The decrease in interest income was primarily attributable to lower interest rates. Interest expense increased by

$65,000 to $411,000 for the year ended December 31, 2002 from $346,000 for the year ended December 31, 2001. The increase in interest expense was attributable to increased borrowings under our equipment notes.

Income taxes

For the year ended December 31, 2002, we paid $21,000 in state income taxes. We did not pay any income taxes during the year ended December 31, 2001.

Preferred stock dividends and accretion

Preferred stock dividends and accretion increased by $2.9 million during the year ended December 31, 2002. This is due to the Series D preferred stock not being outstanding during the year ended December 31, 2001 and the recognition of a deemed dividend of $169,000 on Series C preferred stock in connection with the issuance of Series D preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through the sale of equity securities, payments received under our collaboration agreements with Roche, equipment financings and interest income. From inception through December 31, 2004, we have raised net proceeds of $123.9 million from the sale of equity securities. In addition, as of December 31, 2004, we have received $22.0 million in upfront and milestone payments, $11.6 million in collaboration agreement fees, $9.6 million from equipment financings, $1.7 million from research reimbursement cost and $3.6 million in interest income. To date, inflation has not had a material effect on our business.

At December 31, 2004, cash, cash equivalents and marketable securities were $41.1 million as compared to $30.1 million at December 31, 2003. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $21.0 million for the year ended December 31, 2004. This primarily reflects a net loss of $24.1 million, as well as the recognition of $2.4 million of deferred revenues from our two Roche collaborations, offset by working capital sources of $2.3 million, non-cash charges for depreciation expense of $2.1 million and non-cash compensation expense of $1.1 million. Net cash used in investing activities for the year ended December 31, 2004 was $39,000, which represents a decrease in our net investment in marketable securities, offset by funds used for our facility expansion and to purchase additional equipment. Net cash provided by financing activities during the year ended December 31, 2004 was $35.4 million, which consisted primarily of $35.3 million of net proceeds from our initial public offering in the second quarter, $269,000 from the exercise of stock options and the conversion of certain warrants, $2.0 million generated from borrowings under equipment notes, and was offset by $2.2 million used in repayment of equipment notes.

The following table summarizes as of December 31, 2004, our contractual obligations for equipment notes, operating lease payments in connection with the lease of our current facility, and contract research organization obligations. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
	(in thousands)
Contractual obligations	2005	2006	2007	2008	2009	2010-2014	Total
Operating lease payments	$1,884	$1,917	$1,951	$1,985	$2,020	$10,269	$20,026
Equipment notes payable	1,806	1,120	539	55	—	—	3,520
Contract research organization obligations	4,458	—	—	—	—	—	4,458
Bayer milestone payment	1,000	—	—	—	—	—	1,000

Total	$9,148	$3,037	$2,490	$2,040	$2,020	$10,269	$29,004

The contract research organization obligations in the above table represent firm commitments to utilize the services of certain service providers in conjunction with independently monitoring our clinical trials, acquiring and evaluating data in connection with our clinical trials, and to continue the clinical development of MEM 1003 and MEM 3454 in 2005. We expect to incur increased contract research organization costs as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials beyond 2005. However, as of December 31, 2004, we did not have any contractual obligations beyond December 31, 2005. In addition, the nature of the work being conducted under our agreements with contract research organizations is such that work may be stopped with very short notice. In such event, we will not be liable for the full amount of the contract. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from our estimate.

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make payments up to $19.0 million upon our achievement of future milestones (including a $1.0 million milestone payment due upon the commencement of Phase IIa clinical trials, which are currently scheduled to commence by the end of the first half of 2005) and to pay royalties upon sales of any products incorporating the licensed compound. The other amounts due to Bayer have not been included in the above table as a result of the uncertainty of when, if ever, other milestones will be achieved.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials, and hiring of personnel. We expect that our general and administrative expenses will remain at an increased level, reflecting the additional costs related to being a public company, including increased professional fees and costs related to additional finance and legal staff, maintaining directors’ and officers’ insurance, and complying with applicable rules and regulations. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by Roche under our 2002 and 2003 Roche Agreements, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through at least the end of the first quarter of 2006. Our future cash requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or our PDE10A inhibitor program and the terms of any such collaboration;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our or our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair value of our equity securities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We recognize revenue relating to our collaborations with Roche in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development payments. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.

Given the various types of payments made to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain FDA approval of the compound for which the milestone is paid. We are recognizing the upfront payment ratably over the period in which we expect the first compound to be so approved. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval of the first compound as 7.5 years from the date of the collaboration. We periodically review the estimated development periods and our estimated research effort and, to the extent such estimates change, the impact of such change is recorded at that time.

We are applying the provisions of the Emerging Issues Task Force (EITF) No. 00-21, beginning April 1, 2004 to the 2003 Roche Agreement using a single unit of accounting, since Roche has the right to enter into a license under this agreement. Revenue is being recognized over the five-year period that Roche has to obtain a sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of effort expended in a period as compared to our estimated efforts over the full period.

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

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

➢	professional service fees, such as lawyers’ and accountants’ fees;

➢	preclinical and clinical contract research organization fees;

➢	fees paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees paid to contract manufacturers in conjunction with the production of clinical materials.

In connection with the above services, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services performed by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could materially differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with US GAAP.

Research and development expense

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, lab supplies and materials, and research and development conducted for us by third parties, such as sponsored university-based research and contract research organizations. In addition, research and development expenses include the cost of manufacturing clinical trial drug supply shipped to our clinical trial sites, which amounts are expensed upon purchase.

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

Stock-based compensation

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and related pronouncements.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004) statement, Share-Based Payment, (SFAS 123R), which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. SFAS 123R requires companies to recognize the fair value of stock options and other stock-based compensation to employees in their statements of operations. The effective date of SFAS 123R for us is July 1, 2005. Because we currently account for our stock-based compensation plans in accordance with APB Opinion No. 25, the adoption of SFAS 123R will have a material effect on our financial statements beginning in the third quarter of 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of US money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2004.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Memory Pharmaceuticals Corp.:

We have audited the accompanying balance sheets of Memory Pharmaceuticals Corp. as of December 31, 2004 and 2003, and the related statements of operations, stockholder’s equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memory Pharmaceuticals Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, NY
March 30, 2005

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$31,220	$16,884
Marketable securities	9,876	13,223
Receivables	875	2,019
Prepaid and other current assets	538	1,664

Total current assets	42,509	33,790
Property and equipment, net	10,376	9,085
Restricted cash	505	505
Other assets	7	54

Total assets	$53,397	$43,434

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$1,691	$1,754
Accrued expenses	3,177	3,103
Current portion of equipment notes payable	1,806	1,675
Deferred revenue – current	7,095	6,220

Total current liabilities	13,769	12,752
Equipment notes payable, less current portion	1,714	2,112
Deferred revenue – long-term	10,472	13,752

Total liabilities	25,955	28,616

Redeemable convertible preferred stock, Series A, B, C, D and Roche; $0.001 par value per share; no shares authorized, issued or outstanding at December 31, 2004; 39,217,908 shares authorized, and 39,210,765 shares issued and outstanding at December 31, 2003	—	86,598
Accrued dividends on redeemable convertible preferred stock	—	17,677

Total redeemable convertible preferred stock and accrued dividends	—	104,275

Commitments and contingencies (Note 15)
Stockholders’ equity / (deficit):
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 20,547,442 issued and outstanding at December 31, 2004, and 17,758,666 shares authorized and 1,138,203 issued and outstanding at December 31, 2003;	21	1
Additional paid-in capital	148,182	5,410
Accumulated deficit	(120,434)	(94,316)
Accumulated other comprehensive loss	(45)	—
Deferred compensation	(282)	(552)

Total stockholders’ equity / (deficit)	27,442	(89,457)

Total liabilities and stockholders’ equity / (deficit)	$53,397	$43,434

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$9,780	$7,618	$1,183

Operating expenses:
Research and development	26,975	22,626	21,951
General and administrative	7,393	7,111	4,489

Total operating expenses	34,368	29,737	26,440

Loss from operations	(24,588)	(22,119)	(25,257)
Other Income	—	150	—
Interest:
Income	665	450	526
Expense	(422)	(453)	(411)

Interest income (expense), net	243	(3)	115

Net loss before income taxes	(24,345)	(21,972)	(25,142)
Income taxes	(249)	(186)	21

Net loss	(24,096)	(21,786)	(25,163)
Less redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	2,022	7,493	5,889

Net loss attributable to common stockholders	$(26,118)	$(29,279)	$(31,052)

Basic and diluted net loss per share of common stock	$(1.67)	$(30.07)	$(48.10)

Basic and diluted weighted average number of shares of common stock outstanding	15,605,985	973,637	645,615

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(in thousands, except for share amounts)

					Accumulated
	Common stock		Additional		other
			paid in	Accumulated	comprehensive	Deferred
	Shares	Amount	capital	deficit	loss	compensation	Total
Balance at December 31, 2001	590,021	$1	$62	$(33,985)	$—	$—	$(33,922)
Compensation expense in connection with issuance of stock options to non-employees	—	—	161	—	—	—	161
Issuance of shares of common stock upon exercise of stock options	140,797		88	—	—	—	88
Accrued dividends on preferred stock	—	—	—	(5,414)	—	—	(5,414)
Accretion of preferred stock to liquidation value	—	—	—	(306)	—	—	(306)
Deemed dividend on Series C preferred stock	—	—	169	(169)	—	—
Net loss	—	—	—	(25,163)	—	—	(25,163)

Balance at December 31, 2002	730,818	1	480	(65,037)	—	—	(64,556)
Fair value of Roche warrants	—	—	584	—	—	—	584
Beneficial conversion feature on Series Roche preferred stock	—	—	584	(584)	—	—	—
Employee stock awards	15,000	—	97	—	—	—	97
Deferred compensation awards to employees	—	—	2,197	—	—	(2,197)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,645	1,645
Compensation expense in connection with issuance of stock options and warrants to non-employees	—	—	1,208	—	—	—	1,208
Issuance of shares of common stock upon exercise of stock options	392,385	—	260	—	—	—	260
Accrued dividends on preferred stock	—	—	—	(6,457)	—	—	(6,457)
Accretion of preferred stock to liquidation value	—	—	—	(452)	—	—	(452)
Net loss	—	—	—	(21,786)	—	—	(21,786)

Balance at December 31, 2003	1,138,203	1	5,410	(94,316)	—	(552)	(89,457)
Issuance of compensatory stock options, net of forfeitures	—	—	836	—	—	(836)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,106	1,106
Issuance of shares of common stock upon exercise of stock options and conversion of certain warrants	355,993	1	268	—	—	—	269
Issuance of shares of common stock under the employee stock purchase plan	7,819	—	46	—	—	—	46
Issuance of shares of common stock with initial public offering	5,750,000	6	35,338	—	—	—	35,344
Conversion of preferred stock to common stock in conjunction with the initial public offering	13,295,427	13	106,285	—	—	—	106,298
Accrued dividends on preferred stock	—	—	—	(1,862)	—	—	(1,862)
Accretion of preferred stock to liquidation value	—	—	—	(160)	—	—	(160)
Unrealized loss on marketable securities	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	(24,096)	—	—	(24,096)

Balance at December 31, 2004	20,547,442	$21	$148,182	$(120,434)	$(45)	$(282)	$27,442

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows used in operating activities:
Net loss	$(24,096)	$(21,786)	$(25,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,050	1,803	1,471
Non-cash stock based compensation	1,106	2,950	161
Changes in operating accounts:
Receivables	1,144	(2,019)	45
Prepaid and other current assets	1,126	(929)	(144)
Other assets	47	193	(179)
Accounts payable	(63)	(606)	236
Accrued expenses	74	738	1,266
Deferred revenue	(2,405)	12,280	7,692

Net cash used in operating activities	(21,017)	(7,376)	(14,615)

Cash flows used in investing activities:
Purchases of marketable securities	(10,546)	(7,993)	(16,880)
Sales of marketable securities	13,848	10,181	1,469
Additions to property and equipment	(3,341)	(2,092)	(4,164)
Change in restricted cash	—	40	(77)

Net cash provided by / (used in) investing activities	(39)	136	(19,652)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	35,659	260	88
Proceeds from issuance of redeemable convertible preferred stock	—	10,000	39,779
Proceeds from equipment notes payable	1,963	1,543	2,318
Principal repayment equipment notes payable	(2,230)	(1,742)	(1,137)

Net cash provided by financing activities	35,392	10,061	41,048

Net increase in cash and cash equivalents	14,336	2,821	6,781
Cash and cash equivalents, beginning of period	16,884	14,063	7,282

Cash and cash equivalents, end of period	$31,220	$16,884	$14,063

Supplemental cash flow information:
Cash paid for interest	$422	$453	$411
Cash paid for taxes	12	20	15
Accrued dividends on redeemable convertible preferred stock	1,862	6,457	5,414
Accretion of redeemable convertible preferred stock to liquidation value	160	452	306
Beneficial conversion feature on Series Roche preferred stock	—	584	—
Deemed dividend on Series C preferred stock	—	—	169

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS

1)	ORGANIZATION AND BUSINESS OVERVIEW

Memory Pharmaceuticals Corp. was incorporated on March 19, 1997 under the laws of the State of Delaware and commenced operations on January 1, 1998. Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” “our,” or similar terms means Memory Pharmaceuticals Corp.

We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and MCI and also include certain psychiatric disorders such as schizophrenia and depression.

We have an accumulated deficit of $120.4 million at December 31, 2004. We intend to continue research toward the development of commercial products in order to generate future revenue from upfront license fees, royalties, sales, and research and development support. We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock as part of an initial public offering on April 5, 2004. Refer to Note 7, “Initial Public Offering of Common Stock,” and Note 8, “Redeemable Convertible Preferred Stock,” for further details.

We face certain risks and uncertainties, which are present in many emerging biopharmaceutical companies. Our proposed technology platform is considered novel and has not yet been shown to be successful in the treatment of CNS disorders. We have not completed development of any drugs and we do not expect that any drugs resulting from our research and development efforts will be commercially available for a significant number of years, if at all. We will continue to seek collaborative partners to fund a substantial portion of our research operations over the next several years. In addition, we face risks and uncertainties regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations including the need for product approvals, changing health care marketplace, recruiting and retaining key personnel, and contract research organizations.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of our equity securities, carrying amount of property, plant and equipment, valuation allowances for deferred income tax assets, obligations related to employee benefits, the estimated development period for revenue recognition under research and collaboration arrangements and estimated liabilities for services provided by contract research organizations. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue relating to our collaborative arrangements in accordance with the SEC’s Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition. Revenue under the collaborative arrangements may include the receipt of non-refundable upfront license fees, milestone payments, and research and development payments. We evaluate these agreements to determine units of accounting for revenue recognition purposes. When we have continuing performance obligations under the terms of the arrangements, non-refundable upfront license fees and performance milestone payments are recognized as revenue rateably over the period in which we expect to obtain FDA approval. We periodically review the estimated development period and, to the extent such estimates change, the impact of such change is recorded at that time. Deferred revenue consists of payments received in advance of revenue recognition under these agreements. Payments received for research and development efforts performed by us are generally recognized as services are performed.

We changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement, referred to in Note 10 “License Agreements and Collaborations,” from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, in 2004. Since Roche has the right to enter into a license under the 2003 Roche Agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the preclinical and clinical development through Phase IIa of nicotinic alpha-7 partial agonist compounds. This period also reflects the overall time during which Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist we develop. We recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period.

Concentrations of Credit Risk

Financial instruments that subject us to credit risks are cash, cash equivalents, and marketable securities. We invest our cash in money market funds and highly rated commercial paper. Our cash equivalents consist primarily of money market funds and other debt investments. Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities.

All of our revenue recognized during 2004, 2003 and 2002 was pursuant to our 2002 Roche Agreement and our 2003 Roche Agreement (refer to Note 10 — “License Agreements and Collaborations.”)

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and other debt investments that are carried at cost, which approximates fair value.

Marketable Securities

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations. Our investment in debt securities of $13.2 million, with original maturity dates exceeding 90 days at December 31, 2003, were reclassified to marketable securities on our balance sheet.

Property and Equipment

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased property. We record leasehold improvement amortization using the straight-line method over the shorter of the estimated useful life of the asset or the term of our lease. Laboratory and computer equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the respective asset, which is approximately three to seven years. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the term of the facility lease agreement, which approximates ten years (see Note 15, “Commitments and Contingencies.”)

Research and Development

All research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $5.8 million, $4.7 million, and $4.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Indirect costs principally represent facility and information technology costs. These costs are allocated to research and development based on the approximate usage of our facility and information technology by our research and development department.

Restricted Cash

Restricted cash represent deposits of $505,000 as of December 31, 2004 and 2003, respectively, and are required as security for the performance of our obligations under a facility equipment financing agreement. Under this agreement, we have provided the security deposits in the form of a letter of credit, which is collateralized by interest-bearing certificates of deposits.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the amounts of existing assets and liabilities carried on the financial statements and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included below. Because options granted during 2004, 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for per share amounts)
Net loss attributable to common stockholders, as reported	$(26,118)	$(29,279)	$(31,052)
Add: Stock-based employee compensation expense included in reported net loss	482	1,705	161
Deduct: Employee stock-based compensation expense under fair-value based method	(1,329)	(1,873)	(183)
Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(97)	—	—

Pro forma net loss attributable to common stockholders	$(27,062)	$(29,447)	$(31,074)

Pro forma basic and diluted net loss per share of common stock	$(1.73)	$(30.24)	$(48.13)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the years ended December 31, 2004, 2003, and 2002.

	December 31,
	2004	2003	2002
Expected stock price volatility	62%	60%	60%
Expected term until exercise	5 years	5 years	5 years
Risk-free interest rate	3.56%	3.11%	3.8%
Expected dividend yield	0%	0%	0%

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $5.33, $3.91, and $0.14 per share for stock options granted in 2004, 2003, and 2002, respectively.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (SFAS 123R), which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. SFAS 123R requires companies to recognize the fair value of stock options and other stock-based compensation to employees in their statements of operations. The effective date of SFAS 123R for us is July 1, 2005. Because we currently account for our stock-based compensation plans in accordance with APB Opinion No. 25, the adoption of SFAS 123R will have a material effect on our financial statements beginning in the third quarter of 2005.

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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the redeemable convertible preferred stock, stock options and warrants. These potential common stock equivalents are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Common stock options	2,989,538	2,395,613	2,613,719
Warrants	119,907	162,293	51,450
Redeemable convertible preferred stock	—	13,295,427	12,369,501

Total	3,109,445	15,853,333	15,034,670

Refer to Note 8, “Redeemable Convertible Preferred Stock,” for the details of the conversion of the redeemable convertible preferred stock during 2004.

Pro Forma Net Loss per Share (UNAUDITED)

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

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the years ending December 31, 2004, 2003, and 2002. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for share and per share amounts)
Basic and diluted:
Net loss	$(24,096)	$(21,786)	$(25,163)
Preferred stock dividends, accretion to redemption value and beneficial conversion feature	(2,022)	(7,493)	(5,889)

Net loss attributable to common stockholders	(26,118)	(29,279)	(31,052)

Basic and diluted weighted average number of shares of common stock outstanding	15,605,985	973,637	645,615

Basic and diluted net loss per share	$(1.67)	$(30.07)	$(48.10)

Pro forma basic and diluted:
Net loss	(24,096)	(21,786)	(25,163)

Basic and diluted weighted average number of shares of common stock outstanding	15,605,985	973,637	645,615
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	3,324,241	12,652,464	10,761,993

Pro forma basic and diluted weighted average shares of common stock outstanding	18,930,226	13,626,101	11,407,608

Pro forma basic and diluted net loss per share	$(1.27)	$(1.64)	$(2.21)

Comprehensive Loss

Comprehensive loss is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity / (deficit) on our balance sheet. For the year ended December 31, 2004, comprehensive loss was $24.1 million, which includes our net loss of $24.1 million, and an unrealized loss on available-for-sale marketable securities of $45,000. For the years ended December 31, 2003 and 2002, comprehensive loss was the same as our reported net loss.

Reclassification

A reclassification relating to December 31, 2003 was made to classify certain investments previously classified as cash and cash equivalents to marketable securities on our balance sheet. Also we classified certain deferred revenue relating to our 2003 Roche Collaboration, refer to Note 10 – “License Agreements and Collaborations,” previously classified as long-term to current deferred revenue on our balance sheet.

3)	MARKETABLE SECURITIES

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheet at fair value:

	December 31,
	2004		2003
	Fair Value	Unrealized Loss	Fair Value
	(in thousands)
Corporate debt securities	$7,902	$43	$7,194
Obligations of US government agencies	1,302	2	3,372
Mortgage-backed and asset-backed securities	672	—	657
Certificates of deposit	—	—	2,000

	$9,876	$45	$13,223

The fair value of available-for-sale marketable securities approximated cost at December 31, 2003.

The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at December 31, 2004 is as follows:

	Cost	Fair value
	(in thousands)
Due in one year or less	$7,485	$7,467
Due after one year, up to two years	2,036	2,009
Due after two years	400	400

	$9,921	$9,876

We evaluate declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.

4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2003
	(in thousands)
Laboratory equipment	$7,192	$6,165
Leasehold improvements	7,098	4,843
Computer equipment	2,137	1,817
Furniture, fixtures and equipment	924	653
Construction in progress	—	538

	17,351	14,016
Accumulated depreciation and amortization	(6,975)	(4,931)

	$10,376	$9,085

Construction in progress at December 31, 2003 related to the expansion of laboratory space. The cost of equipment subject to equipment loan financing was $9.6 million and $7.6 million as of December 31, 2004 and 2003, respectively. Depreciation expense relating to such equipment was approximately $1.4 million, $1.3 million, and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Depreciation and amortization of property and equipment was $2.1 million, $1.8 million, and $1.5 million and for the years ended December 31, 2004, 2003, and 2002, respectively.

5)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
	(in thousands)
Accrued salaries and employee benefits	$1,194	$1,498
Accrued research costs	1,048	640
Accrued professional costs	44	505
Other	891	460

	$3,177	$3,103

6)	STOCK-BASED COMPENSATION

STOCK OPTIONS

Our 2004 Stock Incentive Plan (2004 Plan) was adopted in April 2004. The 2004 Plan allows any remaining shares reserved for option grants under the 1998 Equity Plan plus an additional 1 million option grant shares of common stock to be issued. The 2004 Plan permits the granting of both incentive stock options and non-qualified stock options. Options are exercisable over a period determined by the board of directors, but not longer than ten years after the grant date. The exercise price is the closing market price of our stock at the date of grant.

Our 1998 Employee, Director, and Consultant Stock Option Plan (the 1998 Equity Plan) was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Options granted under the 1998 Equity Plan are exercisable over a period of ten years after the grant date. The Board also determined the exercise price at the time of grant.

Stock option transactions are summarized as follows:

			Weighted average
	Shares	Exercise price per share	exercise price
Outstanding at December 31, 2001	1,447,231	$0.30 - $0.75	$0.69

Granted	1,691,803	0.75 – 0.75	0.75
Exercised	(140,795)	0.30 – 0.75	0.63
Cancelled / Forfeited	(379,604)	0.30 – 0.75	0.75

Outstanding at December 31, 2002	2,618,635	$0.30 - $0.75	$0.72

Granted	249,558	0.75 – 2.70	2.43
Exercised	(392,373)	0.30 – 2.70	0.66
Cancelled / Forfeited	(80,293)	0.75 – 0.75	0.75

Outstanding at December 31, 2003	2,395,527	$0.30 - $2.70	$0.93

Granted	1,278,368	2.70 - $9.82	7.95
Exercised	(352,820)	0.30 – 2.70	0.76
Cancelled / Forfeited	(331,537)	0.75 – 9.82	4.35

Outstanding at December 31, 2004	2,989,538	$0.30 - $9.82	$3.57

There are 467,791 shares available for future grant under the 2004 Plan as of December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted average
		remaining years of	Weighted average		Weighted average
Range of exercise prices	Number of options	contractual life	exercise price	Number of options	exercise price
$0.30 - $0.30	8,666	3.6	$0.30	8,666	$0.30
$0.54 - $0.75	1,701,362	7.0	$0.75	1,262,197	$0.75
$2.70 - $2.70	235,227	7.9	$2.70	231,490	$2.70
$5.04 - $7.56	341,187	9.5	$6.86	123,437	$7.00
$7.57 - $9.82	703,096	9.2	$9.11	106,953	$9.45

Outstanding at December 31, 2004	2,989,538	7.9	$3.57	1,732,743	$1.99

Options exercisable and the weighted average exercise prices were 1,407,389 and $1.05 at December 31, 2003 and 1,127,139 and $0.69 at December 31, 2002.

Upon the closing of our initial public offering, we issued a non-employee pursuant to various consulting and separation agreements an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result we recognized compensation expense of $437,000 during the year ended December 31, 2004, as these options vested immediately. The fair value of the option granted was based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, expected life of five years and risk-free interest rate of 3.2%

During 2003, we granted options to purchase 91,727 shares of common stock at an exercise price of $2.70 per share pursuant to the 1998 Equity Plan to a non-employee pursuant to various consulting and separation agreements. Compensation expense of $1.1 million attributable to the fair value of the options was recognized as the options vested immediately. The fair value of options granted was based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, and expected life of five years and risk-free interest rate of 2.9%.

During 2002, we granted options to purchase 411,861 shares of common stock at an exercise price of $0.75 per share pursuant to the 1998 Equity Plan to non-employees and a former employee during 2002 for various consulting or separation agreements. We recognized $161,000 of compensation expense during 2002 based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, an expected life of five years and risk-free interest rate of 3.8%.

STOCK AWARDS

The Company issued stock awards of 15,000 shares during 2003. We recognized $97,000 of compensation expense during 2003 as such awards vested immediately.

FORFEITURE OF CERTAIN STOCK OPTIONS

In January 2004, we granted an option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to the 1998 Equity Plan. Deferred compensation expense of $1.1 million attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. Compensation expense was being recognized rateably over the four-year vesting period. We had recognized $212,000 of total compensation expense during 2004 related to this option grant. This employee resigned in December 2004. Deferred compensation has been adjusted by $918,000 to reflect the forfeiture of the unvested portion of this stock option grant.

EMPLOYEE STOCK PURCHASE PLAN

In 2004, we created a plan for all eligible employees to purchase our stock bi-annually at 85% of market with funds deducted from their wages, subject to certain limitations. The purchase price is based on the market price at the date of the purchase or the stock price at the beginning of the offering period, if lower. Employees are permitted to cancel participation before each bi-annual purchase date and obtain a refund of amounts withheld from their wages. Under SFAS 123R, we believe our plan would be compensatory, and therefore we will begin to recognize compensation expense for this plan beginning the third quarter of 2005. The ESPP has a stockholder approved reserve of 200,000 shares of common stock as of December 31, 2004.

7)	INITIAL PUBLIC OFFERING OF COMMON STOCK

In April 2004, we sold 5,000,000 shares of our common stock in our initial public offering at a price of $7.00 per share. We also issued an additional 750,000 shares of common stock through an over-allotment option exercised by our managing underwriters in April 2004, at $7.00 per share. After deducting underwriting discounts and expenses and estimated offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $35.3 million. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into shares of our common stock as described in Note 8 – “Redeemable Convertible Preferred Stock.” Our registration statement on Form S-1, as amended (File No. 333-111474), was declared effective by the SEC on April 5, 2004.

8)	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of our initial public offering in April 2004, all of the outstanding shares of our redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of common stock.

Common stock issued upon automatic conversion is as follows:

					Common
		Shares	Carrying	Conversion	Stock
Series	Date Issued	Outstanding	Amount	Ratio	Issued
A	April 1998	1,000,000	$987,000	0.3333	333,332
B	December 1998, March 1999	6,142,857	10,732,000	0.3333	2,047,615
C (1)	June, August 2000	10,000,000	24,976,000	0.3559	3,558,521
D	March, April 2002	19,290,130	40,541,000	0.3333	6,430,033
Roche (2)	September 2003	2,777,778	9,522,000	0.3333	925,926

			$86,758,000		13,295,427

(1)	As a result of our issuance of Series D redeemable convertible preferred stock, at a price per share less than $2.50, the conversion ratio of the number of shares of common stock into which each share of Series C is convertible was adjusted so that each share of Series C is convertible into 0.3559 shares of common stock. Pursuant to this anti-dilution provision, the conversion of Series C would result in the issuance of an additional 225,195 shares of common stock. We recorded a deemed dividend of $169,000 during 2002 to recognize the value attributable to the increase in conversion ratio based on an estimated fair value of the common stock.

(2)	We issued 2,777,778 shares of Series Roche redeemable convertible preferred stock and 115,740 warrants to purchase common stock at $12.96 per share to Roche for $10.0 million. The proceeds of $10.0 million was allocated to redeemable convertible preferred stock and additional paid-in capital based on the relative fair value of the preferred stock and the warrants. We also recorded a beneficial conversion feature of $584,000, which increased the net loss attributable to common stockholders during the year ended December 31, 2003.

Accrued Dividends

Dividends on the Series A, Series B, Series C, Series D and Series Roche redeemable convertible preferred stock accrued at an annual rate of 8%, whether or not funds were legally available or dividends were declared by the board of directors. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends in the amount of $19.5 million were forfeited.

9)	STOCKHOLDERS’ EQUITY

WARRANTS

During 2003, in connection with the issuance of the Series Roche redeemable convertible preferred stock, we issued 115,740 warrants to Roche to purchase our common stock at $12.96 per share. Refer to Note 8, “Redeemable Convertible Preferred Stock.” The warrants are exercisable immediately and have a termination date of August 19, 2008. At December 31, 2004, none of these warrants had been exercised.

At December 31, 2004, the lessor of our facility held 4,167 warrants to purchase our common stock at $5.25 per share. These warrants have a termination date of March 8, 2010.

Additionally, 1,536 shares of common stock were issued upon the net share settled exercise of warrants, which occurred immediately prior to the closing of our initial public offering.

10)	LICENSE AGREEMENTS AND COLLABORATIONS

Bayer AG

In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of December 31, 2004, we have paid $1,000 in upfront and milestone payments under this agreement. We are also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by us from the sale of any products incorporating the licensed compound.

Hoffmann-LaRoche (2002 Collaboration)

In July 2002, we executed a Research Collaboration and License Agreement (“2002 Roche Agreement”) with F. Hoffmann-La Roche Ltd./Hoffmann-La Roche Inc., or Roche, for the development of PDE4 inhibitors for neurological and psychiatric indications, and other potential indications. Under the 2002 Roche Agreement, we granted Roche a worldwide, exclusive, sublicensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use.

Under the 2002 Roche Agreement, as of December 31, 2004, Roche has made an $8.0 million upfront license payment and two $2.0 million milestone payments. Roche is obligated to make future payments if specified developmental milestones are achieved. On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004.

During the years ended December 31, 2004, 2003, and 2002, we recognized revenue of $5.1 million, $6.5 million and $1.2 million, respectively, under the 2002 Roche Agreement, representing the upfront license payment and milestone payments received as of December 31, 2004, which are being amortized over the expected development period of 7.5 years from the date of the collaboration, and funds received related to the funding of the research collaboration.

	December 31,
	2004	2003	2002
	(in thousands)
Amortization of the upfront license payment of $8.0 million and two milestone payments of $2.0 million	$1,649	$1,386	$308
Funding of the research collaboration	3,500	5,149	875

	$5,149	$6,535	$1,183

Hoffmann-LaRoche (2003 Collaboration)

In September 2003, the Company entered into a second collaboration agreement with Roche (“2003 Roche Agreement”). Under the 2003 Roche Agreement, the Company granted Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sublicensable license to the Company’s patent rights and know-how for any nicotinic alpha-7 partial agonist that the Company develops during the five years following the commencement of the collaboration. Under the 2003 Roche Agreement, Roche made a $10.0 million upfront nonrefundable payment and will make future payments based on the Company achieving certain developmental milestones. Additionally, the agreement provides for Roche to make nonrefundable quarterly payments of $750,000 over a two-year period for research collaboration efforts.

Effective the second quarter of 2004, we changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Since Roche has the right to enter into a license under our 2003 agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the preclinical and clinical development through Phase IIa of nicotinic alpha-7 partial agonist compounds. This period also reflects the time period that Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. The adoption of this single unit of accounting for revenue recognition treatment under the 2003 Roche Agreement does not have a material impact on the Company’s financial position, results of operations or cash flows.

During the year ended December 31, 2004, we recognized revenue of $4.6 million, under the 2003 Roche Agreement. We recognized revenue of $1.1 million under the 2003 Roche Agreement during the year ended December 31, 2003.

11)	CONSULTING AGREEMENTS

In April 1998, we entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. Additionally, we were required to grant additional options to the consultant upon the issuance of new securities by the Company to ensure that the founder maintained a 4.9216% ownership in the Company, which obligation expired upon the completion of our initial public offering. Upon the closing of our initial public offering, we issued this consultant an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result of which we recognized compensation expense of $437,000 during the year ended December 31, 2004.

Under this consulting agreement, we had issued in the aggregate 703,255 non-qualified stock options as of December 31, 2003 including 91,726 granted at an exercise price of $2.70 per share in December 2003 and 308,861 granted at an exercise price of $0.75 per share in April 2002 in connection with the Series D financing. The options issued in 2003 and 2002 had a fair value of approximately $1.2 million and $130,000 respectively using the Black-Scholes option-pricing model. The fair value of the options is included as general and administrative expense in the accompanying statement of operations.

We have entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements do not exceed two years and generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

12)	INCOME TAXES

Our 2004 tax benefit of $249,000 represents proceeds of $258,000 received for the sale of $3.6 million of net operating loss carryforwards offset by $9,000 in state taxes and other adjustments. Our 2003 tax benefit of $186,000 represents proceeds of $209,000 received during 2003 for the sale of $4.7 million of net operating loss carryforwards, and was partially offset by a $23,000 provision for minimum taxes for New Jersey. Our 2002 tax provision of $21,000 represents our provision for minimum taxes for New Jersey.

       Our deferred tax assets as of December 31, 2004, and 2003, respectively, are estimated as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,535	$17,312
Start-up expenditures	1,924	2,670
Research and development credits	2,202	2,309
Deferred income	7,027	7,989
Other, net	511	513

Total	41,199	30,793
Valuation allowance	41,042	30,527

Net deferred tax assets	157	266
Deferred tax liabilities:
Depreciation	(157)	(266)

Net deferred taxes	$—	$—

A valuation allowance for 2004, 2003, and 2002 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized based on our history of operating losses. A valuation allowance is provided when we believe it is more likely than not that some portion of the deferred tax assets will not be realized.

At December 31, 2004, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $75.5 million and $64.7 million respectively, and we had available research and development credit carryforwards for federal income tax reporting purposes of approximately $2.2 million that are available to offset future taxable income, if any. These carryforwards expire beginning in 2018. Our ability to use such net operating loss and research and development credit carryforwards may be limited by change of control provisions under Section 382 of the Internal Revenue Code, as a result of past owner changes and our initial public offering in 2004.

13)	EQUIPMENT FINANCING AGREEMENTS

We finance certain equipment purchases through an equipment financing agreement that allows up to $6.0 million in borrowings. The interest rate is set at the time of the borrowing. There was $3.5 million outstanding under this equipment financing agreement as of December 31, 2004. The effective interest rate on the borrowings as of December 31, 2004 is approximately 10.05% per annum. We have $2.5 million of available borrowing capacity pursuant to this financing agreement through December 31, 2005.

The maturities of the equipment loans vary through 2008 and require monthly payments. A summary of future principal payments for equipment notes payable at December 31, 2004 is as follows:

(in thousands)
2005	$1,806
2006	1,120
2007	539
2008	55

Total	$3,520

14)	RETIREMENT PLAN

Effective January 1, 1999, we established a 401(k) Retirement Plan (the 401(k) Plan) which covers substantially all of our employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. In 2004, we began to match 50% of the employee’s pre-tax contributions, up to plan limits. For 2004, $179,000 has been charged to operations for the matching feature of the 401(k) plan.

15)	COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENT

In June 1999, we entered into our initial lease agreement for occupancy in our Montvale facility, which includes laboratory and office space. Pursuant to subsequent amendments to the lease agreement in 2000, 2001, and 2004, total occupancy space has been increased to approximately 66,200 square feet. Our current lease agreement expires in 2014 with options to renew thereafter.

        Annual minimum rental payments as of December 31, 2004 are as follows:

(in thousands)
2005	$1,884
2006	1,917
2007	1,951
2008	1,985
2009	2,020
2010 and subsequent	10,269

Total	$20,026

Rent expense was approximately $2.0 million, $1.5 million and $1.4 million in 2004, 2003, and 2002, respectively.

EMPLOYMENT ARRANGEMENTS

We provide a severance arrangement for our executives and key employees, which include salary continuance and health benefits.

During 2002, we issued interest free loans to two of our executives in the aggregate amount of $400,000 to enable each to purchase a residence near our facility located in Montvale, New Jersey. The loans would be forgiven over three years based on continued employment. We paid all income taxes incurred by executives in connection with the forgiveness of these loans. Compensation expense including taxes of $190,000 was recognized in 2002. As of December 31, 2002, there was $300,000 outstanding, which was forgiven during 2003, and $547,000 including taxes was recognized as compensation expense in 2003.

COMMITMENTS

We have entered into various contract research agreements and supply agreements in connection with preclinical, Phase I, and Phase II clinical studies.

LITIGATION

There are no material legal proceedings pending against us.

INSURANCE RISKS

We are exposed to the risk of product liability claims that is inherent in the development of drugs. If any of our compounds harm people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants. We have product liability insurance that covers our clinical trials up to an aggregate of $10.0 million annually, with a deductible of $25,000 per claim. We believe that this coverage is consistent with industry practice, but we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our compounds during clinical trials, our liability could exceed our total assets and our ability to pay the liability.

16)	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(in thousands)
2004:
Revenue	$2,371	$2,549	$2,430	$2,430
Net loss attributable to common stockholders	$(6,749)	$(5,924)	$(6,609)	$(6,836)
Basic and diluted net loss per share of common stock	$(5.89)	$(0.29)	$(0.32)	$(0.33)

2003:
Revenue	$1,723	$1,368	$2,088	$2,439
Net loss attributable to common stockholders	$(6,299)	$(7,142)	$(6,275)	$(9,563)
Basic and diluted net loss per share of common stock	$(8.41)	$(7.27)	$(5.57)	$(8.42)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item other than the following information concerning the Company’s code of ethics is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 2005 (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

     The Company has adopted a “code of ethics” as defined by applicable rules of the SEC and the Nasdaq Stock Market, which is applicable to its principal executive officer, principal financial officer, principal accounting officer / controller and other senior financial and reporting persons and its directors. This code is publicly available on the Company’s website at www.memorypharma.com under the “Investors – Code of Ethics” captions. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Changes in Stockholders’ Equity / (Deficit) for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(c)	Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below.

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant to be effective upon closing of the offering. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.3	Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

3.4	Form of Amended and Restated Bylaws of the Registration to be effective upon closing of the offering. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.7	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

3.8	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 5, 2004.

Exhibit
Number	Description

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23. 2003

4.6	Registration Rights Agreement dated July 22, 1998 between the Registrant and the Trustees of Columbia University in the City of New York. Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.7	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004

4.8	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

10.1	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2	2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.3	2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.4	Lease Agreement dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit
Number	Description

10.5	First Amendment to Lease dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.9*	Collaboration and License Agreement dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

10.10*	Strategic Alliance Agreement dated as of August 19, 2003, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.11	Letter Agreement dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.12**	Employment Agreement dated as of January 5, 1998, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.13**	Letter Agreement dated as of November 12, 1999, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.14**	Letter Agreement dated as of March 4, 2002, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.15**	Letter Agreement dated as of August 20, 2002, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.16**	Employment Letter Agreement dated as of July 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.17**	Amendment to Employment Agreement dated as of August 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit
Number	Description

10.18**	Letter Agreement dated as of March 4, 2002, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.19 **	Employment Letter Agreement dated as of February 22, 2002, between James E. Barrett and the Registrant. Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.20**	Employment Letter Agreement dated as of December 18, 2001, between Gardiner F.H. Smith and the Registrant. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.21	Consulting Agreement dated as of April 1, 1998, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.22	Amendment to Consulting Agreement dated as of June 20, 2000, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 17, 2004.

10.23	Agreement dated as of December 18, 2003, among Dr. Eric Kandel, the Registrant and the other parties listed therein. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.24**	Amendment to Employment Agreement dated as of February 27, 2004, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.25**	Employment Letter Agreement dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended June 30, 2004.

10.26**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.27**	Registrant’s Form of Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.28**	Registrant’s Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.29**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.30**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.31**	Consulting Agreement, dated as of July 2, 2004, between James E. Barrett, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

Exhibit
Number	Description

10.32	Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.33**	Registrant’s Form of Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.34**	Letter Agreement, dated as of August 2, 2004, between Gardiner F. H. Smith and the Registrant. Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.35**	Consulting Agreement, dated as of December 14, 2004, between Dennis M. Keane and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 14, 2004.

10.36	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 16, 2004.

10.37**	Employment Letter Agreement dated as of March 3, 2005 between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.38**	Separation Agreement, dated March 15, 2005, between the Registrant and Axel J. Unterbeck, Ph.D. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 15, 2005.

10.39**	Consulting Agreement, dated March 15, 2005, between the Registrant and Axel J. Unterbeck, Ph.D. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.40	Amendment to Strategic Alliance Agreement dated as of February 28, 2005, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 31st day of March 2005.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ Tony Scullion

Tony Scullion
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Scullion Tony Scullion	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Joseph M. Donabauer Joseph M. Donabauer	Vice President & Controller (Principal Accounting and Financial Officer)	March 31, 2005

/s/ Jonathan Fleming Jonathan Fleming	Chairman of the Board of Directors	March 31, 2005

/s/ Axel J. Unterbeck, Ph.D. Axel J. Unterbeck, Ph.D.	President and Director	March 31, 2005

/s/ Anthony B. Evnin, Ph.D. Anthony B. Evnin, Ph.D.	Director	March 31, 2005

/s/ Walter Gilbert, Ph.D. Walter Gilbert, Ph.D.	Director	March 31, 2005

/s/ Robert I. Kriebel Robert I. Kriebel	Director	March 31, 2005

/s/ Michael Meyers, MPH Michael Meyers, MPH	Director	March 31, 2005

/s/ Peter F. Young Peter F. Young	Director	March 31, 2005

Exhibit Index

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant to be effective upon closing of the offering. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.3	Bylaws of the Registrant. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

3.4	Form of Amended and Restated Bylaws of the Registration to be effective upon closing of the offering. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.7	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

3.8	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 5, 2004.

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23. 2003

Exhibit
Number	Description

4.6	Registration Rights Agreement dated July 22, 1998 between the Registrant and the Trustees of Columbia University in the City of New York. Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.7	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004

4.8	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

10.1	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2	2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.3	2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.4	Lease Agreement dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.5	First Amendment to Lease dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.9*	Collaboration and License Agreement dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

Exhibit
Number	Description

10.10*	Strategic Alliance Agreement dated as of August 19, 2003, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.11	Letter Agreement dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.12**	Employment Agreement dated as of January 5, 1998, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.13**	Letter Agreement dated as of November 12, 1999, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.14**	Letter Agreement dated as of March 4, 2002, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.15**	Letter Agreement dated as of August 20, 2002, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.16**	Employment Letter Agreement dated as of July 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.17**	Amendment to Employment Agreement dated as of August 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.18**	Letter Agreement dated as of March 4, 2002, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.19 **	Employment Letter Agreement dated as of February 22, 2002, between James E. Barrett and the Registrant. Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.20**	Employment Letter Agreement dated as of December 18, 2001, between Gardiner F.H. Smith and the Registrant. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.21	Consulting Agreement dated as of April 1, 1998, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.22	Amendment to Consulting Agreement dated as of June 20, 2000, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 17, 2004.

Exhibit
Number	Description

10.23	Agreement dated as of December 18, 2003, among Dr. Eric Kandel, the Registrant and the other parties listed therein. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.24**	Amendment to Employment Agreement dated as of February 27, 2004, between Axel Unterbeck and the Registrant. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.25**	Employment Letter Agreement dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended June 30, 2004.

10.26**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.27**	Registrant’s Form of Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.28**	Registrant’s Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.29**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.30**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.31**	Consulting Agreement, dated as of July 2, 2004, between James E. Barrett, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.32	Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.33**	Registrant’s Form of Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.34**	Letter Agreement, dated as of August 2, 2004, between Gardiner F. H. Smith and the Registrant. Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.35**	Consulting Agreement, dated as of December 14, 2004, between Dennis M. Keane and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 14, 2004.

10.36	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 16, 2004.

Exhibit
Number	Description

10.37**	Employment Letter Agreement dated as of March 3, 2005 between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.38**	Separation Agreement, dated March 15, 2005, between the Registrant and Axel J. Unterbeck, Ph.D. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 15, 2005.

10.39**	Consulting Agreement, dated March 15, 2005, between the Registrant and Axel J. Unterbeck, Ph.D. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.40	Amendment to Strategic Alliance Agreement dated as of February 28, 2005, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**	Indicates management contract or compensatory plan or arrangement.