Form 10-K/A
period 2004-12-31
MEMORY PHARMACEUTICALS CORP
filed 2005-04-29
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 000-50642

MEMORY PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-3363475 (I.R.S. Employer identification number)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $137,988,587 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant’s common stock as of April 25, 2005 was 20,771,442. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None

MEMORY PHARMACEUTICALS CORP.

2004 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2005 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference to the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference.

     Except as stated above, this Amendment does not update any of the disclosures in the Report to reflect events which occurred after the filing of the Report with the SEC nor does it amend any information included in the Report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Position
Jonathan Fleming	47	Chairman of the Board of Directors
Tony Scullion	53	President, Chief Executive Officer and Director
David A. Lowe, Ph.D.	58	Chief Scientific Officer and Director
Joseph M. Donabauer	42	Vice President, Controller and Treasurer
		(Principal Financial and Accounting Officer)
Jzaneen Lalani	32	Vice President, Legal Affairs and Corporate Secretary
Gardiner F.H. Smith	43	Vice President, Business Development
Anthony B. Evnin, Ph.D.	64	Director
Walter Gilbert, Ph.D.	73	Director
Robert I. Kriebel	62	Director
Michael E. Meyers	37	Director
Peter F. Young	55	Director

Information Concerning Directors

Directors Whose Terms Expire in 2005 — Class I Directors

     Robert I. Kriebel has served as one of our directors since December 2004. From 2002 to 2005, Mr. Kriebel was Senior Vice President and Chief Financial Officer of Neose Technologies, Inc., a biopharmaceutical company. From 1991 through 1999, he held various positions at U.S. Bioscience, Inc., most recently as Executive Vice President, Chief Financial Officer and Director. From 1974 to 1990, Mr. Kriebel held various positions with Aventis Inc. (formerly Rhone-Poulenc Rorer Inc.). From 1987 to 1990, he was Vice President and Controller of Armour Pharmaceutical Company, a subsidiary of Rorer Group Inc. In 1986, Mr. Kriebel was Vice President-Investor Relations of Rorer Group Inc. and from 1979 to 1985, he was Treasurer of Rorer Group Inc. Mr. Kriebel has a B.S. in economics from Roanoke College.

     Michael E. Meyers has served as one of our directors since March 2002. Mr. Meyers has served as a Managing Partner of Trivium Capital Management LLC, a money management firm in New York since May 2002. From 2000 to 2003, Mr. Meyers served as a Managing Director and Partner of Global Biomedical Partners, a life sciences venture capital firm. From 1997 to 2000, Mr. Meyers served as Director, Biotechnology and Pharmaceutical Investment Banking at Merrill Lynch & Co. From 1993 to 1997, Mr. Meyers served as Vice President, Health Care Investment Banking at Cowen & Company. Mr. Meyers holds an A.B. in Biology from Brandeis University and a Master of Public Health in Health Policy and Management with Highest Honors from Columbia University.

Directors Whose Terms Expire in 2006 — Class II Directors

     Anthony B. Evnin, Ph.D. has served as one of our directors since December 1998. Since 1975 he has served as a general partner of Venrock Associates and other Venrock venture capital partnerships. Dr. Evnin serves as a director of Icagen, Inc, a biopharmaceutical company focused on the development of small molecule drugs that target ion channels, and

Renovis, Inc., a biopharmaceutical company developing drugs to treat neurological diseases and disorders. Dr. Evnin is also a member of the board of directors of several private companies. Dr. Evnin holds an A.B. from Princeton University and a Ph.D. in Chemistry from Massachusetts Institute of Technology.

     David A. Lowe, Ph.D. has served as our Chief Scientific Officer since October 2004 and as one of our directors since April 2005. From 2002 to 2004, Dr. Lowe served as Executive Vice President and Chief Scientific Officer at Fidelity Biosciences Group, a division of Fidelity Investments, where he was responsible for evaluating private equity investment opportunities in early- and mid-stage biopharmaceutical companies, focusing primarily on companies that target central nervous system diseases. During this time, Dr. Lowe also served as President and Chief Executive Officer of EnVivo Pharmaceuticals Inc., a drug-discovery company financed by Fidelity Biosciences. From 2000 to 2002, Dr. Lowe served as Vice President and Therapeutic Area Head, Central Nervous System at Roche Bioscience. From 1995 to 2000, Dr. Lowe served as Vice President and Global Head of Central Nervous System Research, Pharmaceutical Division at Bayer AG. Dr. Lowe is the author/co-author of more than fifty scientific publications and is listed as an inventor on several pending patent applications. Dr. Lowe received his B.Sc. (Hons.) from the University of Bristol in 1967 and his Ph.D. in Neurobiology from the University of Leeds in 1972.

     Peter F. Young has served as one of our directors since September 2004. Mr. Young has over 25 years experience in senior commercial, general management, and development positions in the global pharmaceutical industry. Since 1999, Mr. Young has served as President and Chief Executive Officer of AlphaVax, Inc., a biotechnology company that is developing a novel vaccine technology. From 1985 to 1999, Mr. Young was with Glaxo Wellcome, where he led the growth of Glaxo’s HIV portfolio, first as Vice-President, HIV & Opportunistic Infection Therapeutic Development & Product Strategy and then as Vice-President, HIV & Hepatitis, Global Commercial Development. He previously held various management positions with Abbott International and Glaxo, both internationally and in the United States. Mr. Young holds a B.A and a Master of Business Administration from Indiana University.

Directors Whose Terms Expires in 2007 — Class III Directors

     Jonathan J. Fleming is one of our co-founders and has served as the Chairman of our Board of Directors since January 1998. Mr. Fleming is the Managing Partner of Oxford Bioscience Partners, a venture capital firm specializing in life science technology. Prior to joining Oxford Bioscience in 1996, he served as a Founding Partner of MVP Ventures in Boston, Massachusetts. Mr. Fleming is a member of the board of directors of Imcor Pharmaceutical Co. (formerly Photogen Technologies, Inc.), a specialty pharmaceutical company focused on developing medical imaging pharmaceutical products. He is also chairman of the board of directors of BioProcessors Corporation and Dynogen Corporation, which are privately-held corporations and is a director of eight other privately-held companies, including Leerink Swann & Company, a Boston-based investment bank specializing in health care companies. Mr. Fleming is a Trustee of the Museum of Science in Boston and is a Senior Lecturer at MIT’s Sloan School of Management. Mr. Fleming holds a B.A. from the University of California, Berkeley and a Master’s in Public Administration from Princeton University.

     Walter Gilbert, Ph.D. is one of our co-founders and has served as one of our directors and as a member of our Scientific Advisory Board since our inception. Since 2002, Dr. Gilbert has served as a managing director and general partner of BioVentures Investors II, a venture capital firm. Since 1985, Dr. Gilbert has also served as the Carl M. Loeb University Professor at Harvard University. Dr. Gilbert was awarded the Nobel Prize in Chemistry in 1980 for his contributions to the development of DNA sequencing methodology. He was a founder of Biogen, Inc. and its Chairman and CEO from 1981 to 1985. Dr. Gilbert was also a co-founder of Myriad Genetics, Inc., where he has been a director since 1992 and is currently its Vice-Chairman of the Board of Directors. Dr. Gilbert also serves as a director of TransKaryotic Therapies Inc., a biopharmaceutical company focused on developing products for the treatment of rare diseases, and six privately-held companies. He has held professorships at Harvard University in the departments of Physics, Biophysics, Biology, Biochemistry and Molecular Biology, and Molecular and Cellular Biology. Among other honors he was elected a Member of the National Academy of Science in 1976.

     Tony Scullion has served as our Chief Executive Officer and as one of our directors since September 2001 and as our President since April 2005. From 1993 to 2001, Mr. Scullion served as Vice President and Head, Global Business Development at GlaxoWellcome PLC and its predecessor, Glaxo PLC. Mr. Scullion served as a member of the Management Committee and the Commercial Operations Committee at GlaxoWellcome PLC. From 1979 to 1993, Mr. Scullion was at Pfizer Inc. and his positions included Executive Director, Strategic Planning and Operations, Japan. In addition, while at Pfizer he led a staff responsible for international pre-launch planning and launch and post-launch strategic marketing. He also held operational and line management positions with responsibility for businesses in Asia Pacific and served as the head of the marketing division of the United Kingdom business. Prior to his position with Pfizer, Mr. Scullion spent four years at HoechstRoussel AG, which is now part of Aventis Pharmaceuticals Inc., where he held various management positions. Mr. Scullion started his career with Pfizer Inc. in discovery research. Mr. Scullion holds a B.Sc. in Physiology from the University of London and a Master’s of Science in Pharmacology and is a Member of the Chartered Institute of Marketing. Mr. Scullion is also a member of the board of directors of Dynogen Pharmaceuticals, Inc., a privately-held corporation, and a member of the Board of Directors of the Biotechnology Council of New Jersey.

Information Concerning Executive Officers

     Joseph M. Donabauer has served as our Vice President and Controller and Principal Financial Officer since December 2004. Since May 2002, he has served as our Controller and since December 2003, he has served as our Principal Accounting Officer. From February 1999 to January 2002, Mr. Donabauer held senior financial management positions at Genzyme Biosurgery (formerly Biomatrix Incorporated), including Controller of the New Jersey operations. Prior to joining Genzyme, Mr. Donabauer held financial management positions at General Signal (now SPX Corp.), Hoffman-La Roche and Reckitt & Colman (now Reckitt Benckiser).

     Jzaneen Lalani has served as our Vice President, Legal Affairs since June 2004. From February 2003 to May 2004, Ms. Lalani was a member of the Corporate and Commercial Law Group at Kronish Lieb Weiner & Hellman LLP, where she worked with privately held and publicly traded companies on transactions including mergers and acquisitions, financings and securities offerings. From October 1999 to February 2003, Ms. Lalani was a member of the Business & Technology Group at Brobeck Phleger & Harrison LLP, where her practice also included represented emerging growth companies and newly-public companies. Ms. Lalani received her B.Sc. in 1993 from Queen’s University in Ontario, her LL.B. in 1996 from the University of Victoria, in British Columbia, and her Master of International Affairs and her Masters of Law from Columbia University in 1999. Ms. Lalani is admitted to the British Columbia Bar and the New York Bar.

     Gardiner F.H. Smith has served as our Vice President of Business Development since January 2002. From September 1997 until December 2001, Mr. Smith held a number of positions with Human Genome Sciences, with his last position being Executive Director, Business Development. From April 1995 to August 1997, Mr. Smith served as Director of International Licensing at GlaxoWellcome PLC. Mr. Smith received his B.A. in Chemistry from the University of North Carolina at Chapel Hill in 1983 and his J.D. from North Carolina Central University in 1992.

Audit Committee and Audit Committee Financial Expert

     We have an Audit Committee, currently comprised of Messrs. Kriebel (Chairman) and Young and Drs. Gilbert and Evnin. Our Board of Directors has determined that each of the members of the Audit Committee is an “independent director” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and that Mr. Kriebel is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Procedure for Submission of Director Nominees by Stockholders

     The Nominating Committee’s policy is to consider prospective director nominations properly submitted by a stockholder. Our Amended and Restated By-laws provide that any stockholder of record who is entitled to vote for the election of directors may nominate persons for election as directors only if timely, written notice in proper form is received by our Corporate Secretary at 100 Philips Parkway, Montvale, New Jersey 07645. To be timely and in proper form under our Amended and Restated By-laws, the notice must be received in writing by our Corporate Secretary at our principal executive offices no later than the date which is 90 calendar days prior to the anniversary date of the preceding year’s annual meeting, nor earlier than the date which is 120 calendar days prior to the anniversary date. The stockholder’s notice must contain prescribed information about the proponent and each prospective director nominee, including such information about each prospective director nominee as would have been required to be included in a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, had the prospective director nominee been nominated by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership of common stock (Forms 3, 4, and 5) with the SEC. Officers, directors, and greater-than-ten percent stockholders are required to furnish us with copies of all such forms that they file.

     To our knowledge, based solely on our review of the copies of Forms 3, 4 and 5, and amendments thereto, received by us during or with respect to the year ended December 31, 2004, all filings applicable to our officers, directors, greater-than-ten percent stockholders and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely.

Code of Ethics

     We have adopted a “code of ethics” as defined by applicable rules of the SEC and the Nasdaq Stock Market, which is applicable to our principal executive officer, principal financial officer, principal accounting officer/controller and other senior financial and reporting persons and our directors. This code is publicly available on our website at www.memorypharma.com under the “Investors – Code of Ethics” captions. If we make any amendments to the code of ethics for our senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned for each of the last three years by our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2004. Mr. Keane, our former Chief Financial Officer, is also included in the table because he would have been among our four most highly compensated executive officers as of December 31, 2004. We refer to the officers (and former officers) listed in the table below collectively as our “Named Executive Officers.”

						Long-Term
		Annual Compensation				Compensation
				Other Annual		Securities		All Other
		Salary	Bonus(*)	Compensation		Underlying		Compensation
Name and Principal Position	Year	($)	($)	($)		Options		($)
Tony Scullion President and Chief Executive Officer	2004 2003 2002	414,302 376,823 365,603	118,675 195,000 175,000	40,406 383,341 190,114	(1) (3) (4)	— 65,657 394,894		14,530 14,530 164,870	(2) (2) (5)

David A. Lowe, Ph.D. Chief Scientific Officer(6)	2004	83,769	77,844 (7)	1,523	(8)	150,000		83,455	(9)

Gardiner F. H. Smith Vice President, Business Development	2004 2003 2002	217,137 201,119 181,654	52,294 65,000 85,000	2,898 2,898 —	(10) (10)	35,000 4,333 108,333		— — 100,000	(11)

Joseph Donabauer Vice President and Controller(12)	2004 2003	143,572 118,169	37,500 9,775	5,387 —	(13)	25,900 350		— — —

Axel J. Unterbeck, Ph.D. Former President (14)	2004 2003 2002	374,240 349,934 339,505	59,491 155,000 150,000	18,822 194,054 5,000	(15) (16) (17)	— 35,192 315,915		— — —

Dennis M. Keane Former Chief Financial Officer (18)	2004	224,552	25,000	—		135,000	(19)	—

* Unless otherwise noted, amounts in the “Bonus” column generally represent bonuses attributable to performance in the stated fiscal year. Bonuses are paid in the next following fiscal year.

(1)	Represents $9,467 in employer-paid disability insurance premiums, $13,859 in an automobile allowance, $10,930 in employer-paid tax preparation fees, and $6,150 in 401(k) employer matching contributions.

(2)	Represents $14,530 in insurance premiums for a life insurance policy.

(3)	Represents $200,000 in loan forgiveness, $156,824 in tax payment reimbursements, $9,467 in employer-paid disability insurance premiums, and $10,800 in an automobile allowance. In January 2003, Mr. Scullion was issued a stock award of 8,333 shares of common stock that was valued at $6,250.

(4)	Represents $100,000 in loan forgiveness and $90,114 in tax payment reimbursements.

(5)	Represents $150,340 for reimbursement of relocation and temporary housing expenses and $14,530 in insurance premiums for a life insurance policy.

(6)	Dr. Lowe’s employment with us commenced in October 2004.

(7)	Includes a one-time bonus of $50,000, as set forth in his employment agreement.

(8)	Represents $1,523 of matching contributions under our 401(k) plan.

(9)	Represents $58,418 for reimbursement of relocation and temporary housing expenses and a $25,037 gross-up payment for taxes incurred by Dr. Lowe in connection with this reimbursement.

(10)	Represents employer-paid disability insurance premiums.

(11)	Represents $74,895 for reimbursement of relocation and temporary housing expenses and a $25,105 gross-up payment for taxes incurred by Mr. Smith in connection with this reimbursement.

(12)	Mr. Donabauer became an executive officer in December 2003.

(13)	Represents a matching contribution under our 401(k) plan.

(14)	Dr. Unterbeck resigned as our President effective April 1, 2005.

(15)	Represents $5,736 in value of Dr. Unterbeck’s personal use of a Memory Pharmaceuticals vehicle, $6,936 in employer-paid disability insurance premiums, and $6,150 of matching contributions under our 401(k) plan.

(16)	Represents $100,000 in loan forgiveness, $78,954 in tax payment reimbursements, $5,396 in value of Dr. Unterbeck’s personal use of a Memory Pharmaceuticals vehicle and $4,704 in employer-paid disability premiums. In January 2003, Dr. Unterbeck was issued a stock award of 6,666 shares of common stock that was valued at $5,000.

(17)	Represents the value of Dr. Unterbeck’s personal use of a Memory Pharmaceuticals vehicle.

(18)	Mr. Keane served as our Chief Financial Officer from January 6, 2004 to December 24, 2004.

(19)	On the effective date of Mr. Keane’s resignation, we cancelled the unvested portion of these stock options, which represented stock options to purchase 111,875 shares of our common stock.

STOCK OPTION GRANTS DURING THE YEAR-ENDED DECEMBER 31, 2004

     The following table provides summary information concerning the individual grants of stock options to purchase shares of our common stock to each of our Named Executive Officers for the year ended December 31, 2004. Options granted before April 8, 2004 were granted under our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”) and options granted after April 8, 2004 were granted under our 2004 Stock Incentive Plan. The exercise price of options granted under our 1998 Equity Plan was established by our Board of Directors on the date of grant, and each option was issued at the estimated fair market value on the date of the grant based upon a number of considerations, including the pricing of private sales of our equity securities, company-specific events, economic trends, the then current financing environment and the rights and preferences of our preferred stock relative to our common stock. The exercise price of options granted under our 2004 Stock Incentive Plan was the fair market value of our common stock on the date of grant.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

	Individual Grants
			% of Total
	Number of		Options			Potential Realizable Value at
	Shares		Granted to	Exercise		Assumed Annual Rates of
	Underlying		Employees	Price Per		Stock Price Appreciation for
	Options		in Fiscal	Share	Expiration	Option Term(2)
Name	Granted		Year(1)	($)	Date	5%		10%
Tony Scullion	—		—	—	—	—		—

David A. Lowe, Ph.D.	150,000		11.69	6.98	09/30/2014	658,453		1,668,648

Gardiner F.H. Smith	35,000		2.73	7.81	07/23/2014	171,908		435,650

Joseph Donabauer	25,900		2.02	9.82	05/04/2014	159,952		405,349

Axel J. Unterbeck, Ph.D.	—		—	—	—	—		—

Dennis M. Keane	100,000	(3)	7.79	2.70	03/24/2005	870,226	(4)	1,545,620	(4)

	35,000	(3)	2.73	7.81	03/24/2005	171,908		435,650

(1)	During the year ended December 31, 2004, we granted our employees options to purchase an aggregate of 1,278,368 shares of our common stock .

(2)	The potential realizable value is calculated based upon the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. SEC rules specify the 5% and 10% assumed annual rates of compounded stock price appreciation, which do not represent our estimate or projection of our future common stock prices. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table above may not necessarily be achieved.

(3)	On the effective date of Mr. Keane’s resignation, we cancelled the unvested portion of these stock options, which represented stock options to purchase 111,875 shares of our common stock.

(4)	Amounts represent assumed rates of appreciation in value of our common stock from our initial public offering price of $7.00.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

     The following table provides information as of December 31, 2004 concerning the number and value of exercised and unexercised options held by each of our Named Executive Officers.

					Value of Unexercised
			Number of Shares Underlying		In-the-Money Options at
	Shares	Value	Unexercised Options at Fiscal		December 31, 2004(2)
	Acquired on	Realized	Year End		($)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tony Scullion	48,000	231,809	516,833	193,626	2,236,593	882,176

David A. Lowe, Ph.D.	—	—	—	150,000	0	0

Gardiner F.H. Smith	—	—	77,248	70,417	324,585	181,845

Joseph Donabauer	5,245	26,591	3,758	25,996	2,381	15,232

Axel J. Unterbeck, Ph.D.	29,117	141,764	328,739	130,708	1,435,870	595,179

Dennis M. Keane	—	—	23,125	—	49,125	0

(1)	The value realized was calculated based on the market price of the purchased shares on the exercise date, less the applicable option exercise price per share, multiplied by the number of shares underlying the option.

(2)	The value of unexercised in-the-money options was calculated based on the closing selling price per share of our common stock on the NASDAQ National Market on December 31, 2004, $5.32, less the option exercise price per share, multiplied by the number of shares underlying the option.

Director Compensation

     The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board or committee meetings. In addition, our non-employee directors receive cash compensation for their service on the Board and its committees as described below. All quarterly fees are payable at the end of each calendar quarter.

Board of Directors

     Each of our non-employee directors receives a quarterly fee of $3,000. Our Chairman also receives an additional $3,000 per calendar quarter. Each of our non-employee directors also receives $1,000 for each regular or special Board of Directors meeting attended by such director in person, or $500 for each regular or special Board of Directors meeting attended by such director by teleconference.

Audit Committee

     The Chairman of our Audit Committee also receives an additional $5,000 per calendar quarter and each member of the Audit Committee receives an additional $2,500 per calendar quarter, plus an additional $2,000 for each regular or special Audit Committee meeting attended by such member in person, or $1,000 for each regular or special Audit Committee meeting attended by such member by teleconference.

Compensation Committee

     The Chairman of our Compensation Committee also receives an additional $2,500 per calendar quarter and each member of the Audit Committee receives an additional $625 per calendar quarter, plus an additional $1,000 for each regular or special Compensation Committee meeting attended by such member in person, or $500 for each regular or special Compensation Committee meeting attended by such member by teleconference.

Nominations Committee

     The Chairman of our Nominations Committee also receives an additional $1,250 per calendar quarter and each member of the Audit Committee receives an additional $250 per calendar quarter, plus an additional $500 for each regular or special Nominations Committee meeting attended by such member in person, or $250 for each regular or special Nominations Committee meeting attended by such member by teleconference.

Option Grants

     Our 2004 Stock Incentive Plan provides a Formula Option Grant program for non-employee directors. Pursuant to this program, upon joining our Board of Directors, a non-employee director receives a stock option grant to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Initial Grant”). The Initial Grant vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting every three months thereafter. In addition, our non-employee directors receive an additional automatic stock option grant to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Subsequent Grant”) if the non-employee director has served on our Board of Directors for at least six months prior to our annual meeting of stockholders. The Subsequent Grant will vest in one installment on the first anniversary of the grant date.

     Each director who served as such on the effective date of our initial public offering, automatically received a stock option grant to purchase 20,000 shares of our common stock at the fair market on that date. The stock option vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting every three months thereafter.

Executive Employment Agreements

     We have employment agreements with each of Tony Scullion, David A. Lowe, Ph.D., Gardiner F.H. Smith, Joseph M. Donabauer, and Jzaneen Lalani. In addition, we had employment agreements with Dennis M. Keane and Axel J. Unterbeck, Ph.D., however, in connection with their respective resignations, their employment agreements were terminated. We entered into a Consulting Agreement with Mr. Keane that terminated on February 15, 2005 and a Separation Agreement and Consulting Agreement with Dr. Unterbeck that will terminate on September 30, 2005. A summary of the material terms of our agreements with our current and former executives is provided below.

Tony Scullion

     We have an employment agreement with Mr. Scullion that has an unspecified term. Under this agreement, Mr. Scullion is entitled to an initial base salary of $350,000 per year, a one-time signing bonus of $100,000, a one-time payment of $40,000 to reimburse his former employer for costs associated with a life insurance policy on his life payable to his designated beneficiaries and an initial stock option grant of 367,133 shares of our common stock, which vests quarterly over four years. Under this agreement, Mr. Scullion is also eligible to receive annual bonus payments which depend on our performance and his individual performance, in each case as determined by our Board of Directors. In addition to our standard benefits package, we pay the current premium of approximately $14,000 per year on a life insurance policy on his life payable to his designated beneficiaries. In the event that we terminate Mr. Scullion’s employment without cause or he terminates his employment with good reason, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Scullion to, and any health insurance otherwise available through, a new employer). In addition, upon any such termination of employment, he will be entitled to accelerated vesting of 25% of his then-unvested stock options. Under the agreement, we provided Mr. Scullion with an interest free loan in the amount of $300,000 for the purchase of a home. In addition, we agreed to pay a gross-up amount to Mr. Scullion upon forgiveness of all or any portion of the loan for his tax liability resulting from the loan forgiveness. The remaining loan balance was forgiven in December 2003.

David A. Lowe, Ph.D.

     We have an employment letter agreement with Dr. Lowe that has an unspecified term. Under this agreement, Dr. Lowe is entitled to an initial base salary of $330,000, a one-time bonus of $50,000 (the “One-time Bonus”) to be paid within 30 days following Dr. Lowe’s commencement of employment with us and an initial stock option grant for 150,000 shares of our common stock, vesting over two years in quarterly installments. In the first quarter of 2005, Dr. Lowe received an additional stock option grant for 100,000 shares of our common stock, which will vest over four years in quarterly installments. Dr. Lowe is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case as determined by our Board of Directors. In the event that we terminate Dr. Lowe’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Dr. Lowe to, and any health insurance otherwise available through, a new employer). Under this agreement Dr. Lowe is entitled to reimbursement for relocation expenses up to $150,000, including a gross-up payment for taxes incurred by him in connection with this payment (the “Relocation Allowance”). If Dr. Lowe resigns or we terminate his employment for Cause (as defined in the employment letter agreement) within eighteen months of his start date with us, he will be required to repay the One-time Bonus and the Relocation Allowance.

Joseph M. Donabauer

     We have an employment agreement with Mr. Donabauer that has an unspecified term. Under this agreement, Mr. Donabauer is entitled to an initial base salary of $180,000. Mr. Donabauer is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case, as determined by our Board of Directors. In the event that we terminate Mr. Donabauer’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Donabauer to, and any health insurance otherwise available through, a new employer).

Jzaneen Lalani

     We have an employment agreement with Ms. Lalani that has an unspecified term. Under this agreement, Ms. Lalani is entitled to an initial base salary of $190,000 and an initial stock option grant for 50,000 shares of our common stock, vesting over four years in quarterly installments. Ms. Lalani is also entitled to receive annual bonus payments that depend on our performance and her individual performance, in each case, as determined by our Board of Directors. In the event that we terminate Ms. Lalani’s employment without cause, she is entitled to receive 12 months’ severance, based on her then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Ms. Lalani to, and any health insurance otherwise available through, a new employer).

Gardiner F.H. Smith

     We have an employment agreement with Mr. Smith that has an unspecified term. Under this agreement, Mr. Smith is entitled to an initial base salary of $195,000, a one-time signing bonus of $25,000, which must be repaid if Mr. Smith terminates his employment within the first 12 months, an initial stock option grant for 46,666 shares of our common stock, which vests over four years in quarterly installments, and an additional stock option grant to purchase 45,000 shares of our common stock, which also vests in quarterly installments over four years. Under this agreement, Mr. Smith is entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case as determined by our Board of Directors. In the event that we terminate Mr. Smith’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Smith to, and any health insurance otherwise available through, a new employer). Under this agreement, we reimbursed Mr. Smith for $100,000 of expenses related to relocation, including a gross-up payment for taxes incurred by him in connection with this payment.

Axel J. Unterbeck, Ph.D.

     Dr. Unterbeck resigned as our President effective April 1, 2005. Dr. Unterbeck entered into a Separation Agreement and a related Consulting Agreement (collectively, the “Separation Agreement”) with us, effective as of April 1, 2005, and pursuant to which he is providing consulting services to us for a period of six months (the “Term”), unless the Consulting Agreement is earlier terminated. Pursuant to the terms of the Separation Agreement, Dr. Unterbeck will be compensated at the rate of $12,000 per month and at the end of the Term, will be entitled to receive a bonus of $25,000 as consideration for and conditioned upon his execution and delivery to us of a final release. During the Term, we will also reimburse Dr. Unterbeck for all reasonable home office expenses and will provide him with continued health coverage, pay the premiums on his executive disability insurance, pay any professional dues that become due and payable and permit him to continue using a vehicle leased by us. In addition, pursuant to the Separation Agreement, the exercise period for certain of Dr. Unterbeck’s stock options, vested as of his resignation date, was extended from three months post-termination to twelve months post-termination.

Dennis M. Keane

     We entered into a Consulting Agreement, dated as of December 14, 2004 and effective as of December 24, 2004, with Mr. Keane, pursuant to which he provided consulting services to us until February 15, 2005. Mr. Keane received $14,238 for his services.

Compensation Committee Interlocks and Insider Participation

     From January 1, 2004 through December 16, 2004, the Compensation Committee of the Board of Directors was comprised of the following members: Dr. Alix Marduel and Messrs. Fleming and Meyers. On December 16, 2004, Dr. Marduel resigned from our Board of Directors and Dr. Tony Evnin replaced her as a member of the Compensation Committee. During the year ended December 31, 2004, no interlocking relationship existed between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 27, 2005 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

     Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group, which may be exercised or converted within 60 days of April 27, 2005. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days of April 27, 2005 are included for that person or group but not the stock options or warrants of any other person or group. Percentage of beneficial ownership is based on 20,771,442 shares of common stock outstanding as of April 27, 2005.

     Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse. Unless otherwise noted below, the address of each person listed on the table is c/o Memory Pharmaceuticals Corp., 100 Philips Parkway, Montvale, New Jersey 07645.

Name of Beneficial Owner	Shares Beneficially Owned*
	Number	Percent
	Of Shares	(%)
Directors
Jonathan Fleming (1) (11)	1,842,145	8.87
Anthony B. Evnin, Ph.D. (2) (12)	1,303,757	6.27
Walter Gilbert, Ph.D. (3)	139,932	*
Robert I. Kriebel	—	—
David A. Lowe, Ph.D. (4)	43,749	*
Michael E. Meyers (5)	6,600	*
Tony Scullion (6)	590,392	2.78
Peter F. Young	—	—
Named Executive Officers
Gardiner F.H. Smith (7)	99,539	*
Joseph M. Donabauer (8)	8,189	*
Axel J. Unterbeck, Ph.D. (9)	554,464	2.63
Dennis M. Keane	—	—
All directors and executive officers as a group (11 persons) (10)	4,046,803	18.87
Five Percent Stockholders
Oxford Bioscience Partners (11)	1,835,545	8.84
Venrock Associates (12)	1,297,157	6.24
AXA (13)	1,157,750	5.57
Biotech Value Fund, L.P. (14)	1,038,433	4.99

*	Represents less than 1%.

(1)	Includes 6,600 shares of common stock issuable to Mr. Fleming upon the exercise of options vested as of 60 days following April 26, 2005.

(2)	Includes 6,600 shares of common stock issuable to Anthony B. Evnin, Ph.D. upon the exercise of options vested as of 60 days following April 26, 2005.

(3)	Includes 6,600 shares of common stock issuable to Walter Gilbert, Ph.D. upon the exercise of options vested as of 60 days following April 26, 2005. Also includes 66,666 shares of common stock issued to Dr. Gilbert and 66,666 shares of common stock issued to Celia Gilbert, the wife of Dr. Gilbert.

(4)	Represents 43,749 shares of common stock issuable to David A. Lowe upon the exercise of options vested as of 60 days following April 26, 2005.

(5)	Represents 6,600 shares of common stock issuable to Michael E. Meyers upon the exercise of options vested as of 60 days following April 26, 2005.

(6)	Includes 103,556 shares of common stock issued to Tony Scullion and currently exercisable options to purchase 486,836 shares of common stock issuable to Mr. Scullion upon the exercise of options vested as of 60 days following April 26, 2005.

(7)	Represents 99,539 shares of common stock issuable to Gardiner F.H. Smith upon the exercise of options vested as of 60 days following April 26, 2005.

(8)	Includes 100 shares of common stock issued to Joseph M. Donabauer and 8,089 shares of common stock issuable to Mr. Donabauer upon the exercise of options vested as of 60 days following April 26, 2005.

(9)	Includes 209,317 shares of common stock issued to Axel J. Unterbeck, Ph.D. and currently exercisable options to purchase 345,147 shares of common stock issuable to Dr. Unterbeck.

(10)	Includes: Messrs. Fleming, Kriebel, Meyers, Scullion, Young, Smith and Donabauer, Drs. Evnin, Gilbert and Lowe, and Ms. Jzaneen Lalani.

(11)	Based on a Schedule 13G filed with the SEC on February 14, 2005 (the “Oxford 13G”), by Oxford Bioscience Partners II L.P. (“OBP II”), Oxford Bioscience Partners (Bermuda) II Limited Partnership (“OBP Bermuda II”), Oxford Bioscience Partners (Adjunct) II L.P. (“OBP Adjunct II”),Oxford Bioscience Partners (GS-Adjunct) II L.P. (“OBP GS-Adjunct II”),Oxford Bioscience Partners II (Annex) L.P. (“OBP Annex II”). According to the Oxford 13G, OBP II is the owner of record of 357,715 shares, OBP Bermuda II is the owner of record of 267,844 shares, OBP Adjunct II is the owner of record of 100,306 shares, OBP GS-Adjunct II is the owner of record of 352,679 shares and OBP Annex II is the owner of record of 757,001 shares. By virtue of their relationship as affiliated limited partnerships, whose sole general partners share individual general partners, OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II may be deemed to share voting power and the power to direct the disposition of the shares of Common Stock which each partnership owns of record. OBP Management II (as the general partner of OBP II, OBP Adjunct II, OBP GS-Adjunct II and OBP Annex II), OBP Management Bermuda II (as the general partner of OBP Bermuda II) and OBP Bermuda II Ltd. (as the corporate general partner of OBP Management Bermuda II) may also be deemed to own beneficially the shares of OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II. Messrs. Fleming, Edmund M. Olivier, Cornelius T. Ryan and Alan G. Walton (the “Individual General Partners”) are general partners of both OBP Management II and OBP Management Bermuda II. Therefore, each of the Individual General Partners may be deemed to own beneficially the shares held by OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II; however, each Individual General Partner and each of the entities disclaims beneficial ownership of these shares except any shares held directly of record. Oxford Bioscience Partners is located at 222 Berkeley Street, Suite 1650, Boston, MA 02116.

(12)	Based on a Schedule 13G filed with the SEC on February 14, 2005 (the “Venrock 13G”) by Venrock Associates (“Venrock”), Venrock Associates II, L.P. (“Venrock II”), and Venrock Entrepreneurs Fund, L.P. (“Entrepreneurs Fund”). According to the Venrock 13G, Venrock owns 535,523 shares, Venrock II owns 747,401 shares and Entrepreneurs Fund owns 14,233 shares of our common stock. According to information provided by Venrock, Venrock Management LLC (“Management”) is the general partner of Entrepreneurs Fund and the members of Management are Dr. Evnin and Messrs. Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Anthony Sun and Michael F. Tyrrell (each a “Managing Member” and collectively, the “Managing Members”). According to information provided by Venrock, each Managing Member is also a general partner of each of Venrock and Venrock II. Management may be deemed to beneficially own the shares owned by Entrepreneurs Fund and the Managing Members may be deemed to beneficially own the shares owned by Venrock, Venrock II and Entrepreneurs Fund, however, each entity and each Managing Member disclaims beneficial ownership of these shares except to the extent of his or its proportionate pecuniary interests therein. Venrock Associates is located at 30 Rockefeller Plaza, New York, New York 10112.

(13)	Based on a Schedule 13G filed with the SEC on February 14, 2005, by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle (collectively, “Mutuelles AXA”), AXA and AXA Financial, Inc. AXA owns AXA Financial, Inc. which owns several subsidiaries, including Alliance Capital Management L.P. and which has sole power to vote and dispose of 1,157,750 of the shares. Mutuelles AXA is located at 26, rue Drouot, 75009 Paris, France. AXA is located at 25, avenue Matignon, 75008 Paris, France. AXA Financial, Inc. is located at 1290 Avenue of the Americas, New York, New York 10104.

(14)	Based on a Schedule 13G filed with the Securities and Exchange Commission on April 27, 2005 (the “BVF 13G”), by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Investments, L.L.C. (“Investments”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“Partners”), and BVF Inc. (“BVF Inc.”). According to the BVF 13G, BVF beneficially owns 313,233 shares, BVF2 beneficially owns 197,700 shares, Investments beneficially owns 477,000 shares, and ILL 10 beneficially owns 50,500 shares. Also according to the 13G, beneficial ownership by Partners and BVF Inc. includes 1,038,433 shares. Pursuant to the operating agreement of Investments, Partners is authorized to invest the funds of Ziff Asset Management, L.P., the majority member of Investments, in the shares of our common stock and to vote and exercise dispositive power over those shares. Partners and BVF Inc. share voting and dispositive power over the shares of our common stock beneficially owned by BVF, BVF2, Investments and those owned by ILL10, on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF Inc. have beneficial ownership of all of the shares of our common stock owned by such parties. The principal business offices of Partners and BVF are located at 227 West Monroe Street, Suite 4800, Chicago, Illinois 60606.

Securities Authorized for Issuance Under Equity Compensation Plans

     For information regarding securities authorized for issuance under our equity compensation plans, see Item 5 of our Annual Report on Form 10-K filed with the SEC on March 31, 2005.

Item 13. Certain Relationships and Related Transactions.

     During the last fiscal year, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

     In addition to retaining KPMG LLP (“KPMG”) to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years.

Type of Fee	2003	2004
Audit Fees(1)	$190,000	$355,000

Audit-Related Fees	—	—

Tax Fees(2)	$17,000	$16,100

All Other Fees	—	—

Total Fees for Services Provided	$207,000	$371,100

(1)	Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings, including our Form S-1 filing for our initial public offering.

(2)	Tax Fees are fees for tax compliance, tax advice and tax planning.

Pre-approval Policies and Procedures

     Our Audit Committee Charter provides that the Audit Committee shall preapprove all services to be provided to the Company by KPMG.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(c) Exhibits.

     The following Exhibits are filed with this report as indicated below.

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 29th day of April 2005.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ Tony Scullion

Tony Scullion President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Scullion	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2005
Tony Scullion

/s/ Joseph M. Donabauer	Vice President & Controller (Principal Accounting and Financial Officer)	April 29, 2005
Joseph M. Donabauer

/s/ Jonathan Fleming	Chairman of the Board of Directors	April 29, 2005
Jonathan Fleming

/s/ David A. Lowe, Ph.D.	Chief Scientific Officer and Director	April 29, 2005
David A. Lowe, Ph.D.

/s/ Anthony B. Evnin, Ph.D.	Director	April 29, 2005
Anthony B. Evnin, Ph.D.

/s/ Walter Gilbert, Ph.D.	Director	April 29, 2005
Walter Gilbert, Ph.D.

/s/ Robert I. Kriebel	Director	April 29, 2005
Robert I. Kriebel

/s/ Michael Meyers, MPH	Director	April 29, 2005
Michael Meyers, MPH

/s/ Peter F. Young	Director	April 29, 2005
Peter F. Young

Exhibit Index

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.