Form 10-Q
period 2005-03-31
MEMORY PHARMACEUTICALS CORP
filed 2005-05-16
CIK 1062216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50642

Memory Pharmaceuticals Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3363475

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

100 Philips Parkway, Montvale, New Jersey	07645

(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes       ☑ No

     As of May 6, 2005 the registrant had 20,806,442 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,507	$31,220
Marketable securities	7,484	9,876
Receivables	921	875
Prepaid and other current assets	1,059	538

Total current assets	32,971	42,509
Property and equipment, net	10,233	10,376
Restricted cash	505	505
Other assets	—	7

Total assets	$43,709	$53,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,556	$1,691
Accrued expenses	2,627	3,177
Current portion of equipment notes payable	1,701	1,806
Deferred revenue — current	5,952	7,095

Total current liabilities	11,836	13,769
Equipment notes payable, less current portion	1,769	1,714
Deferred revenue — long-term	10,810	10,472

Total liabilities	24,415	25,955

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 20,760,714 issued and outstanding at March 31, 2005, and 100,000,000 shares authorized and 20,547,442 issued and outstanding at December 31, 2004;	21	21
Additional paid-in capital	148,454	148,182
Accumulated deficit	(128,883)	(120,434)
Accumulated other comprehensive loss	(52)	(45)
Deferred compensation	(246)	(282)

Total stockholders’ equity	19,294	27,442

Total liabilities and stockholders’ equity	$43,709	$53,397

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$2,430	$2,371
Operating expenses:
Research and development	8,926	5,815
General and administrative	2,086	1,378

Total operating expenses	11,012	7,193

Loss from operations	(8,582)	(4,822)

Interest:
Income	208	97
Expense	(73)	(105)

Interest income (expense), net	135	(8)

Net loss before income taxes	(8,447)	(4,830)
Income taxes	2	2

Net loss	(8,449)	(4,832)
Less redeemable convertible preferred stock dividends and accretion	—	1,917

Net loss attributable to common stockholders	$(8,449)	$(6,749)

Basic and diluted net loss per share of common stock	$(0.41)	$(5.89)

Basic and diluted weighted average number of shares of common stock outstanding	20,689,320	1,146,307

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows used in operating activities:
Net loss	$(8,449)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	464
Non-cash stock based compensation	36	197
Changes in operating accounts:
Receivables	(46)	2,019
Prepaid and other current assets	(521)	(1,414)
Other assets	7	8
Accounts payable	(135)	(773)
Accrued expenses	(550)	33
Deferred revenue	(805)	(745)

Net cash used in operating activities	(9,929)	(5,043)

Cash flows used in investing activities:
Purchases of marketable securities	—	(7,405)
Sales of marketable securities	2,385	2,549
Additions to property and equipment	(391)	(1,828)

Net cash provided by / (used in) investing activities	1,994	(6,684)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	272	8
Proceeds from equipment notes payable	495	960
Principal repayment equipment notes payable	(545)	(570)

Net cash provided by financing activities	222	398

Net decrease in cash and cash equivalents	(7,713)	(11,329)
Cash and cash equivalents, beginning of period	31,220	16,884

Cash and cash equivalents, end of period	$23,507	$5,555

Supplemental cash flow information:
Cash paid for interest	$73	$105
Cash paid for taxes	—	4
Accrued dividends on redeemable convertible preferred stock	—	1,765
Accretion of redeemable convertible preferred stock to liquidation value	—	152

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation

As used herein, “we,” “us,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, and also include certain psychiatric disorders such as depression and schizophrenia.

The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We are responsible for the financial statements included in this document. Our interim financial statements are unaudited. Interim results may not be indicative of the results and trends that may be expected for the year. However, we believe all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

(2)	Recent Accounting Developments

On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Stock-based Payment, which summarizes the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R was originally effective as of the beginning of the first interim or annual reporting period after June 15, 2005. However, on April 14, 2005 the SEC announced a new rule that amended the effective dates for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. As such, we will adopt SFAS 123R as of the beginning of the first quarter of 2006. The adoption of this Statement is expected to have a material effect on our financial statements.

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

The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included below. Because options granted during 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Three Months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss attributable to common stockholders, as reported	$(8,449)	$(6,749)

Add: Stock-based employee compensation expense included in reported net loss	36	197

Deduct: Employee stock-based compensation expense for stock option grants under fair-value based method	(448)	(215)

Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(21)	—

Pro forma net loss attributable to common stockholders	$(8,882)	$(6,767)

Pro forma basic and diluted net loss per share of common stock	$(0.43)	$(5.90)

Net loss attributable to common stockholders, as reported	$(8,449)	$(6,749)

Basic and diluted net loss per share of common stock, as reported	$(0.41)	$(5.89)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the three-month periods ended March 31, 2005 and 2004.

	Three Months ended
	March 31, 2005	March 31, 2004
Expected stock price volatility	70%	60%
Expected term until exercise	5 years	5 years
Risk-free interest rate	4.0%	3.2%
Expected dividend yield	0%	0%

The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $3.06 and $11.97 per share for stock options granted in the three months ended March 31, 2005 and 2004, respectively.

Stock Options

During the three months ended March 31, 2004, we granted an option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to our 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1.1 million attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. The compensation expense associated with that option grant was recognized ratably over the expected four-year vesting period. The Company recognized $197,000 of total compensation expense during the three-month period ended March 31, 2004. The employee terminated his employment with us subsequent to March 31, 2004.

In connection with the resignation of our former President, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, April 1, 2005, to 12 months following such effective date. We will record any associated compensation expense related to a modification of the exercise period in the second quarter of 2005.

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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive. In addition, the diluted weighted average number of shares outstanding for the three-month period ended March 31, 2004 excludes redeemable convertible preferred stock that would have converted into 13,295,427 shares of common stock, since the effects would be anti-dilutive. Such shares are summarized as follows:

	Three Months Ended March 31,
	2005	2004

Common stock options	2,899,078	2,483,597
Warrants	119,907	164,514
Redeemable convertible preferred stock	—	13,295,427

Total	3,018,985	15,943,538

Pro Forma Net Loss Per Share

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

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2005:

	Three Months ended March 31,
(in thousands, except share and per share amounts)	2005	2004
Reported basic and diluted:
Net loss	$(8,449)	$(4,832)
Dividends and accretion to redemption value	—	(1,917)

Net loss attributable to common stockholders	(8,449)	(6,749)

Basic and diluted weighted average number of shares of common stock outstanding	20,689,320	1,146,307

Basic and diluted net loss per share	$(0.41)	$(5.89)

Pro forma basic and diluted:
Net loss	(8,449)	(4,832)

Basic and diluted weighted average number of shares of common stock outstanding	20,689,320	1,146,307
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	13,296,963

Pro forma basic and diluted weighted average shares of common stock outstanding	20,689,320	14,443,270

Pro forma basic and diluted net loss per share	$(0.41)	$(0.33)

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

Dividends on the redeemable convertible preferred stock accrued at an annual rate of 8%, whether or not funds were legally available or dividends were declared by our board of directors. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends in the amount of $19.5 million were forfeited.

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

On April 8, 2004, the closing date of our initial public offering, all of the outstanding shares of our redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of common stock.

Common stock issued upon the automatic conversion was as follows:

					Common
		Shares	Carrying	Conversion	Stock
Series	Date Issued	Issued	Amount	Ratio	Issued
A	April 1998	1,000,000	$987,000	0.3333	333,332
B	December 1998, March 1999	6,142,857	10,732,000	0.3333	2,047,615
C(1)	June, August 2000	10,000,000	24,976,000	0.3559	3,558,521
D	March, April 2002	19,290,130	40,541,000	0.3333	6,430,033

Roche(2)	September 2003	2,777,778	9,522,000	0.3333	925,926

			$86,758,000		13,295,427

(1)	As a result of our issuance of Series D redeemable convertible preferred stock at a price per share less than $2.50, the conversion ratio of the number of shares of common stock into which each share of Series C is convertible was adjusted so that each share of Series C is convertible into 0.3559 shares of common stock. Pursuant to this anti-dilution provision, the conversion of Series C would have resulted in the issuance of an additional 225,195 shares of common stock. However, we recorded a deemed dividend of $169,000 during 2002 to recognize the value attributable to the increase in conversion ratio based on an estimated fair value of the common stock.

(2)	We issued 2,777,778 shares of Series Roche redeemable convertible preferred stock and 115,740 warrants to purchase common stock at $12.96 per share to Roche for $10.0 million. The proceeds of $10.0 million were allocated to redeemable convertible preferred stock and additional paid-in capital based on the relative fair value of the preferred stock and the warrants. We also recorded a beneficial conversion feature of $584,000, which increased the net loss attributable to common stockholders during the year ended December 31, 2003.

(7)	Marketable Securities

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations.

	March 31,		December 31,
	2005		2004
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate debt securities	$3,432	$31	$5,360	$27
Obligations of US government agencies	$1,199	5	1,302	2
Mortgage-backed and asset-backed securities	$2,853	16	3,214	16

	$7,484	$52	$9,876	$45

We evaluate declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.

(8)	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheet. For the three months ended March 31, 2005, comprehensive loss was $8.5 million, which includes our net loss of $8.4 million, and an unrealized loss on available-for-sale marketable securities of $7,000. For the three months ended March 31, 2004, comprehensive loss was $6.7 million, which includes our net loss of $6.7 million offset by an unrealized gain on available-for-sale marketable securities of $48,000.

(9)	License Agreements and Collaborations

Bayer AG

In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of March 31, 2005, we have paid $1.0 million in upfront and milestone payments under this agreement. We are also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by us from the sale of any products incorporating the licensed compound.

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

Under the 2002 Roche Agreement, as of March 31, 2005, Roche has made an $8.0 million upfront license payment and two $2.0 million milestone payments. Roche is obligated to make future payments if specified developmental milestones are achieved. On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 2004. On April 15, 2005, we announced that Roche had decided not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration MEM 1414 and its back-up MEM 1917 and that the two companies have commenced discussions to determine the future of these two drug candidates.

During each of the three month periods ended March 31, 2005 and March 31, 2004, we recognized revenue of $1.3 million, under the 2002 Roche Agreement, representing $412,000, related to the upfront license payment and milestone payments received, which are being amortized over the expected development period of 7.5 years from the date of the collaboration, and $875,000, related to the funding of the research collaboration. As a result of Roche’s decision not to pursue further development on its own of MEM 1414 and its back-up MEM 1917, and subject to the results of our discussions with Roche, we may reassess the expected development period under the 2002 Roche Agreement.

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

During the second quarter of 2004, we changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Since Roche has the right to enter into a license under our 2003 agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the preclinical and clinical development through Phase IIa of nicotinic alpha -7 partial agonist compounds. This period also reflects the time period that Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. The adoption of this single unit of accounting for revenue recognition treatment under the 2003 Roche Agreement does not have a material impact on the Company’s financial position, results of operations or cash flows.

During the three-month periods ended March 31, 2005 and March 31, 2004, the Company recognized revenue of $1.1 million, under the 2003 Roche Agreement. See also “Recent Developments” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(10)	Consulting Agreements

In April 1998, we entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. In April 2005, the agreement was automatically extended for a one-year period.

We have entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements do not exceed two years and generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2004.

This quarterly report on Form 10-Q, including the following MD&A, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included in Item 1. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

OVERVIEW

Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have a number of clinical and preclinical drug candidates in development, as well as other multiple drug discovery programs addressing specific CNS targets. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and MCI and also include certain psychiatric disorders such as schizophrenia and depression.

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 partial agonists. As of March 31, 2005, we had received $46.9 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to $224.5 million in milestone payments, including the license fees previously paid and bonus payments for achieving certain sales milestones, from these collaborations (if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement). This amount has been revised to reflect Roche’s decision not to pursue further development of the two named compounds under the PDE4 collaboration, MEM 1414 and its back up MEM 1917, on its own. These amounts are in addition to payments to us for research and development services, some of which have previously been paid, and royalties, which would be payable on product sales. We may not reach all of the milestones, in which event we would likely receive substantially less than $224.5 million under the collaborations. On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche committed to a minimum of 18 months’ funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004.

In June 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of March 31, 2005, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment which will be due upon commencement of Phase IIa on clinical trials) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of March 31, 2005, we had an accumulated deficit of $128.9 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure to support our discovery and development programs.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. In particular, we are funding a safety and tolerability study of MEM 1003 in Alzheimer’s patients and intend to fund Phase IIa clinical trials for MEM 1003 ourselves. However, we are also exploring the potential for a collaboration for MEM 1003. If, following the completion of Phase IIa trials, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the program at our own expense. If we do not enter into a collaboration and decide to advance MEM 1003 beyond Phase IIa on our own, our research and development expenses will increase significantly. We believe that period to period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one quarter to the next and should not be relied on as indicative of our future performance.

RECENT DEVELOPMENTS

On April 15, 2005, we announced that Roche has decided not to pursue further development of the two named compounds under the PDE4 collaboration, MEM 1414 and its back up MEM 1917, on its own and that the two companies have commenced discussions to determine the future of these two compounds.

On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our 2003 Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase I clinical trial for MEM 3454 in February 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

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

Revenue for the three months ended March 31, 2005 was $2.4 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This represented a 2.5% increase from revenue of $2.4 million for the three months ended March 31, 2004.

Research and development expense

Research and development expense increased by $3.1 million, or 53.5%, to $8.9 million for the three months ended March 31, 2005 from $5.8 million for the three months ended March 31, 2004. Of this increase, $2.2 million was associated with the safety and tolerability study for MEM 1003, $0.5 million was associated with the Phase I clinical trial for MEM 3454, $0.2 million was attributable to an increase in building occupancy costs associated with running our expanded research facility, and $0.2 million was attributable to higher personnel and personnel-related costs as we increased headcount to support our discovery and development programs. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $1.6 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Indirect costs principally represent facility and information technology costs.

General and administrative expense

General and administrative expense increased by $708,000, or 51.3%, to $2.1 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004. This is primarily the result of an increase from the same period last year of $208,000 costs associated with complying with public company requirements, such as board of directors fees, public relations costs, and accounting and auditing fees, $147,000 for insurance premiums, $96,000 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, $58,000 for our 401(k) matching benefit, $53,000 for occupancy costs relating to our expanded facility, and $43,000 in increased Delaware franchise tax. During the remainder of 2005, we expect that general and administrative expense will be higher than the same period in 2004 due to increased expenses associated with being a public company.

Interest income and interest expense

Interest income increased by $111,000, or 114.4%, to $208,000 for the three months ended March 31, 2005 compared to the same period in 2003. Interest expense decreased by $32,000, or 30.5%, to $73,000 for the three months ended March 31, 2005 compared to the same period in 2003. The increase in interest income was the result of higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004. The decrease in interest expense was primarily due to the repayment of two equipment notes in the second quarter of 2004.

Income taxes

For the three months ended March 31, 2005 and March 31, 2004, we recognized $2,000 in state income taxes.

Preferred stock dividends and accretion

There were no preferred stock dividends and accretion for the three months ended March 31, 2005 as compared to $1.9 million for preferred stock dividends and accretion for the three months ended March 31, 2004. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Liquidity and capital resources

We have financed our operations since inception through the sale of equity securities, payments received under our collaboration agreements with Roche, equipment financings and interest income. From inception through March 31, 2005, we have raised net proceeds of $123.8 million from the sale of equity securities. In addition, as of March 31, 2005, we have received $22.0 million in upfront and milestone payments, $13.3 million in collaboration agreement fees, $10.1 million from equipment financings, $1.7 million from research cost reimbursements and $3.8 million in interest income. To date, inflation has not had a material effect on our business.

At March 31, 2005, cash, cash equivalents and marketable securities were $31.0 million as compared to $41.1 million at December 31, 2004. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $9.9 million for the three months ended March 31, 2005. This primarily reflects the net loss of $8.4 million, working capital uses of $1.2 million, and the recognition of $805,000 of deferred revenues from our two Roche collaborations offset by a non-cash charge for depreciation expense of $534,000. Net cash provided by investing activities for the three months ended March 31, 2005 was $2.0 million, which represents a decrease in our net investment in marketable securities of $2.4 million, offset by funds used for capital expenditures of $391,000. Net cash provided by financing activities during the three months ended March 31, 2005 was $222,000, which consisted of $272,000 of proceeds from exercises of stock options, and $495,000 generated from borrowings under equipment notes, and was offset by $545,000 used in repayment of equipment notes.

Our contractual obligations for equipment notes, operating lease payments in connection with the lease of our current facility, contract research organization obligations, and milestone payments as of March 31, 2005, have not materially changed since December 31, 2004.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials, and hiring of personnel. During the remainder of 2005, we expect that general and administrative expense will be higher than the same period in 2004 due to expenses associated with being a public company. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by Roche in the future under our 2002 and 2003 Roche Agreements, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through the first quarter of 2006. Our future cash requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or PDE10A and the terms of any such collaborations;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our, or our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

Currently we have no committed sources of capital, however, we are evaluating various financing options. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

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

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain Food and Drug Administration (FDA) approval of the compound for which the milestone is paid. We are recognizing the upfront payment ratably over the period in which we expect the first compound to be so approved. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval of the first compound as 7.5 years from the date of the collaboration. As a result of Roche’s decision not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, and subject to the results of our discussions with Roche, we may reassess the expected development period under the 2002 Roche Agreement. We periodically review the estimated development periods and our estimated research efforts and, to the extent such estimates change, the impact of such change is recorded at that time.

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

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

➢	professional service fees, such as lawyers’ and accountants’ fees;

➢	preclinical and clinical contract research organization fees;

➢	fees paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees paid to manufacturers in conjunction with the production of clinical materials.

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

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued. Since our initial public offering, the fair value of stock-based compensation has been based, in part, on the price of our common stock on the measurement date.

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

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. As of March 31, 2005, we had an accumulated deficit of approximately $128.9 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. We expect to incur substantial and increasing net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our drug development programs principally target a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, vascular dementia and MCI and also include certain psychiatric disorders such as schizophrenia and depression. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs may fail.

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced program.

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake the advanced clinical development and commercialization of our drug candidates. We have entered into only two collaborations to date, both of which are with Roche and were entered into prior to commencing clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our other drug candidates at an early stage of development or on economic terms that are comparable to the terms of our collaborations with Roche, if at all. If we do enter into collaborations or other arrangements for our other drug candidates, we may not accurately evaluate the commercial potential or target market for a drug candidate and may relinquish valuable rights to that drug candidate.

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

Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into two collaborations with Roche for compounds representing a substantial portion of our drug development pipeline and representing all of our revenue to date. We do not have day-to-day control over Roche’s activities, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche has, and any other collaborators will have, significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Roche or any other collaborator may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a clinical development program under circumstances where we might have continued such a program. For example, in April 2005, Roche decided not to pursue further clinical development, on its own, of the two named compounds under our PDE4 inhibitor collaboration, MEM 1414 and its back-up candidate, MEM 1917. We have commenced discussions with Roche regarding the future of MEM 1414, and its back up MEM 1917, which will include a full review of the data package for both drug candidates, and we cannot assure you that the development of either of these drug candidates will continue. In addition, though we continue to work with Roche on other potential drug candidates from the PDE4 inhibitor program, we cannot assure you that Roche will choose to pursue their clinical development.

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

Under our collaboration agreements with Roche, Roche’s termination rights include the ability to terminate each collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our 2003 Roche agreement, Roche has the right to obtain an exclusive license for any product covered by that agreement, which currently includes MEM 3454 and MEM 63908, following the completion of Phase IIa clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 3454, MEM 63908 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If, Roche chose not to maintain its license option with respect to a product under our 2003 Roche agreement, we would not receive further milestone payments or other support from Roche for that product’s continued development. If Roche or any future collaborator terminates its collaboration with us or fails to perform or satisfy its’ obligations to us, the development or commercialization of our drug candidates would be delayed and our ability to realize milestone payments and royalty revenue would be adversely affected.

Our collaborations are subject to many risks, which could prevent us from developing and commercializing our drug candidates.

We are dependent on Roche and any other collaborators that we engage in the future for drug development and commercialization. Our existing collaborations and any future collaboration may not be scientifically or commercially successful. In addition, any collaborator may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our drug candidates. Additional risks that we face in connection with our collaborations include the following:

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire. The termination of any collaboration that we enter into could adversely affect the future prospects of drug candidates being developed under that collaboration and our ability to commercialize those drug candidates. Any termination or expiration of a collaboration would adversely affect us financially and could harm our business reputation. In such event, we might be required to devote additional resources to a development program or a drug candidate, seek a new collaborator, or abandon the development of a drug candidate, or an entire development program, any of which could have a material adverse effect on our business.

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

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of safety and efficacy. We have invested in and continue to invest substantial resources in this capability. However, none of our drug candidates has progressed past Phase I clinical trials, and as a result, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA, or by similar agencies in other countries.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. For each of our collaborative programs, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications under our 2002 Roche Agreement. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. We cannot assure you that any PDE4 inhibitors that we or Roche develop will have a safety and efficacy profile that satisfies us or our collaborators that such candidates are better than the PDE4 inhibitors developed by others or that appropriate to justify proceeding with further development.

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

In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND from the FDA. While we have obtained an Investigational New Drug application, or IND, for MEM 1003, we cannot assure you that we or our collaborators will be successful in obtaining an IND for any other drug candidate. In connection with obtaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the trials conducted in foreign countries. For example, we are completing an additional three-month animal toxicology study of MEM 1003 at higher doses than were previously studied, which we conducted on the FDA’s recommendation. The results of this toxicology study will form a part of our submission to commence Phase IIa clinical trials for MEM 1003. We believe that the results of the toxicology study, in combination with the results of the Alzheimer’s patient safety and tolerability study which we are also conducting, will provide a more comprehensive data package for MEM 1003. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have or that additional studies and clinical trials that we conduct will support our earlier results. If we are unable to satisfy the FDA with the results of the current studies that we are conducting with respect to MEM 1003, we may face delays in proceeding with Phase IIa clinical trials for MEM 1003 in the US, or we could be prevented from proceeding with MEM 1003 in the US. In addition, if we are unable to complete the safety and tolerability study on the time schedule that we have planned, we may be unable to initiate Phase IIa in the third quarter of 2005 as planned.

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

In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the eligibility criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. For example, in preparation for a Phase IIa study of MEM 1003, in January 2005, we commenced a safety and tolerability study in patients with Alzheimer’s disease. The timing for the completion of this study was first extended in March 2005 as a result of slower than expected patient enrollment and our decision to increase the number of patients being studied and extended again in April 2005 as a result of a continued low rate of patient enrollment. While we now expect to commence our Phase IIa study in the third quarter of 2005, our ability to do so will depend upon our achieving patient enrollment sufficient not only to complete the safety and tolerability study but also to commence the Phase IIa study in the time frame that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products. We cannot assure you that we will achieve sufficient patient enrollment to complete the safety and tolerability study and commence the Phase IIa study on the time schedule that we have planned.

We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. For example, we currently anticipate completing the Phase I clinical trials for MEM 3454 by the end of 2005. However, we cannot assure you that these Phase I clinical trials for MEM 3454 will be completed in the time frame that we have planned. Delays in our clinical trials or rejections of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.

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

Our future capital requirements will depend on many factors, including:

➢	the number of compounds and drug candidates that we advance through the development process;

➢	the success of our two collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or our PDE10A inhibitor program, which was added to our pipeline in February 2005, and the terms of any such collaborations;

➢	our ability to establish and maintain additional collaborations;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the cost of commercialization activities, including product marketing, sales and distribution; and,

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our President and Chief Executive Officer, Dr. David A. Lowe, our Chief Scientific Officer, and Gardiner F. H. Smith, our Chief Business Officer. Our employment agreements with these executive officers are terminable by us or the executive without notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

We have experienced turnover in our senior management. In December 2004, we announced the departure of our Chief Financial Officer, Dennis M. Keane. Most recently, we announced the departure of Axel J. Unterbeck, Ph.D., our President and Co-founder. While both of these individuals left for personal reasons, continued turnover of senior management may affect investor confidence in us and adversely impact our business and our stock price. We have also added new members to our senior management team. On May 17, 2005, James R. Sulat will be joining us as our President and Chief Executive Officer and Tony Scullion, our current President and Chief Executive Officer, will become our full-time Executive Chairman. It may take time for the new members of our management team to be fully integrated into our organization. If our management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet our objectives could be severely impaired.

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

We or our collaborators will be required to obtain from the FDA, and to maintain, an effective IND to conduct human clinical trials in the US and must obtain and maintain regulatory approval for commercial distribution. This process is expensive, uncertain and takes many years. In order to obtain regulatory clearance to conduct clinical trials in the US and eventually obtain approval in the US, we or our collaborators must provide the FDA with data sufficient to demonstrate the safety and efficacy of each drug candidate. None of our drug candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our drug candidates may never be approved for sale or become commercially viable. If we, either alone or with collaborators, are unable to successfully complete clinical trials of any of our current or future drug candidates, or if the results of these trials are not positive or are only modestly positive, we or our collaborators may not be able to obtain marketing approval for any drugs or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and our stock price may decline.

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

We intend to have our products marketed outside the US. In order to market our products in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process entails all of the risks associated with obtaining FDA approval. We and our collaborators may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for, and may not receive, necessary regulatory approvals to commercialize our products in any market. If we or our collaborators fail to obtain these approvals, our business, financial condition and results of operations could be materially and adversely affected.

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

Risks Related to our Common Stock

Our executive officers, directors and their affiliates have the ability to significantly influence all matters submitted to stockholders for approval.

As of April 26, 2005, our executive officers, directors and their affiliates who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 19% of our capital stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

➢	announcements regarding the results of preclinical tests or clinical studies involving our product candidates;

➢	disputes, modifications, terminations or other developments regarding our collaborations with Roche;

➢	announcements regarding new collaborations or changes to current collaborations;

➢	announcements regarding technological innovations or new products by us, our collaborators or our competitors;

➢	changes in the market valuations of similar companies;

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	developments relating to patents and other intellectual property rights, including disputes with licensors or other third parties, litigation matters and our ability to obtain patent protection for our chemical compounds or technologies;

➢	FDA or international regulatory actions;

➢	additions to or departures of our key personnel;

➢	actual or anticipated variations in quarterly operating results;

➢	changes in financial estimates by securities analysts; and

➢	sales of our common stock.

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

We completed our initial public offering in April 2004. Prior to our initial public offering, you could not buy or sell our common stock publicly. After our initial public offering, the average daily trading volume for our common stock has been relatively low. An active public market for our common stock may not continue to develop or be sustained.

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

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. In connection with our initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and option-holders executed lock-up agreements that prohibited them from selling, offering to sell, contracting or agreeing to sell, hypothecating, pledging, granting any option to purchase or otherwise dispose of or agree to dispose of any shares of our common stock for the 180 day period from the date of our initial public offering. This lock-up period ended on October 2, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

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

MEMORY PHARMACEUTICALS CORP.

By:	/s/ Joseph M. Donabauer

Joseph M. Donabauer
Vice President & Controller
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Date: May 16, 2005

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