Form 10-Q
period 2005-06-30
MEMORY PHARMACEUTICALS CORP
filed 2005-08-12
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
☐ Yes ☑ No
     As of August 8, 2005 the registrant had 21,037,447 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,146	$31,220
Marketable securities	6,054	9,876
Receivables	875	875
Prepaid and other current assets	1,115	538

Total current assets	27,190	42,509
Property and equipment, net	9,841	10,376
Restricted cash	505	505
Other assets	—	7

Total assets	$37,536	$53,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715	$1,691
Accrued expenses	3,517	3,177
Current portion of equipment notes payable	1,531	1,806
Deferred revenue – current	7,338	7,095

Total current liabilities	13,101	13,769
Equipment notes payable, less current portion	1,459	1,714
Deferred revenue – long-term	10,559	10,472

Total liabilities	25,119	25,955

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 21,008,961 issued and outstanding at June 30, 2005, and 20,547,442 issued and outstanding at December 31, 2004;	21	21
Additional paid-in capital	149,933	148,182
Accumulated deficit	(137,291)	(120,434)
Accumulated other comprehensive loss	(36)	(45)
Deferred compensation	(210)	(282)

Total stockholders’ equity	12,417	27,442

Total liabilities and stockholders’ equity	$37,536	$53,397

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$2,491	$2,549	$4,921	$4,920
Operating expenses:
Research and development	8,819	5,983	17,745	11,798
General and administrative	2,196	2,441	4,282	3,819

Total operating expenses	11,015	8,424	22,027	15,617

Loss from operations	(8,524)	(5,875)	(17,106)	(10,697)

Interest:
Income	194	170	402	267
Expense	(76)	(111)	(149)	(216)

Interest income, net	118	59	253	51

Net loss before income taxes	(8,406)	(5,816)	(16,853)	(10,646)
Income taxes	2	3	4	5

Net loss	(8,408)	(5,819)	(16,857)	(10,651)
Less redeemable convertible preferred stock dividends and accretion	—	105	—	2,022

Net loss attributable to common stockholders	$(8,408)	$(5,924)	$(16,857)	$(12,673)

Basic and diluted net loss per share of common stock	$(0.40)	$(0.29)	$(0.81)	$(1.18)

Basic and diluted weighted average number of shares of common stock outstanding	20,873,948	20,347,093	20,781,634	10,746,740

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows used in operating activities:
Net loss	$(16,857)	$(10,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,072	967
Non-cash stock based compensation	1,365	966
Changes in operating accounts:
Receivables	—	2,019
Prepaid and other current assets	(577)	502
Other assets	7	1
Accounts payable	(976)	(600)
Accrued expenses	340	(1,024)
Deferred revenue	330	(1,670)

Net cash used in operating activities	(15,296)	(9,490)

Cash flows provided by / (used in) investing activities:
Purchases of marketable securities	—	(10,895)
Sales of marketable securities	3,831	3,788
Additions to property and equipment	(537)	(2,630)

Net cash provided by / (used in) investing activities	3,294	(9,737)

Cash flows (used in) / provided by financing activities:
Proceeds from issuance of common stock	458	35,570
Proceeds from equipment notes payable	495	1,745
Principal repayment equipment notes payable	(1,025)	(1,101)

Net cash (used in) / provided by financing activities	(72)	36,214

Net (decrease) / increase in cash and cash equivalents	(12,073)	16,987
Cash and cash equivalents, beginning of period	31,220	16,884

Cash and cash equivalents, end of period	$19,146	$33,871

Supplemental cash flow information:
Cash paid for interest	$149	$216
Cash paid for taxes	2	8
Accrued dividends on redeemable convertible preferred stock	—	1,862
Accretion of redeemable convertible preferred stock to liquidation value	—	160
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(1)	Basis of Presentation
As used herein, “we,” “us,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, and also include certain psychiatric disorders such as schizophrenia and depression.
The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Stock-Based Payment, which summarizes the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R was originally effective as of the beginning of the first interim or annual reporting period after June 15, 2005. However, on April 14, 2005 the SEC announced a new rule that amended the effective date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. As such, we will adopt SFAS 123R as of the beginning of the first quarter of 2006. The adoption of this Statement is expected to have a material effect on our financial statements.
(3)	Stock-Based Compensation
We apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123 and No. 148, we have elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above, and have adopted only the disclosure requirements of SFAS No. 148.
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
The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding awards each period. The assumptions used to value the awards are included below. Because options granted during 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(8,408)	$(5,924)	$(16,857)	$(12,673)

Add: Stock-based employee compensation expense included in reported net loss	1,329	106	1,365	303

Deduct: Employee stock-based compensation expense under fair-value based method	(584)	(577)	(1,032)	(792)

Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(21)	—	(42)	—

Pro forma net loss attributable to common stockholders	$(7,684)	$(6,395)	$(16,584)	$(13,162)

Pro forma basic and diluted net loss per share of common stock	$(0.37)	$(0.31)	$(0.80)	$(1.22)

Basic and diluted net loss per share of common stock, as reported	$(0.40)	$(0.29)	$(0.81)	$(1.18)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the three-month and six-month periods ended June 30, 2005 and 2004.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected stock price volatility	70%	60%	70%	60%
Expected term until exercise	5 years	5 years	5 years	5 years
Risk-free interest rate	3.84%	3.86%	3.92%	3.61%
Expected dividend yield	0%	0%	0%	0%
The per share weighted average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $1.64 per share for stock options granted in the six months ended June 30, 2005 and $6.34 per share for stock options granted in the six months ended June 30, 2004.
   Stock Options
During the six months ended June 30, 2004, we granted an option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to our 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1.1 million attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. The compensation expense associated with that option grant was recognized ratably over the expected four-year vesting period. The employee terminated his employment with us in December 2004. The Company recognized $303,000 of total compensation expense during the six-month period ended June 30, 2004.
In accordance with the terms of a separation agreement with our former President, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase our common stock from three months following the effective date of his resignation, April 1, 2005, to 12 months following such effective date. We recorded associated compensation expense related to a modification of the exercise period of $1.3 million in the second quarter of 2005.

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
Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive. In addition, the diluted weighted average number of shares outstanding for the six-month period ended June 30, 2004 also excludes redeemable convertible preferred stock that would have converted into 13,295,427 shares of common stock, since the effects would be anti-dilutive. The weighted average anti-dilutive shares for the three-month periods and six-month periods ended June 30, 2005 and 2004 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Common stock options	3,352,929	2,898,754	3,120,164	2,692,890
Warrants	119,907	119,907	119,907	141,840
Redeemable convertible preferred stock	—	—	—	6,648,481

Total	3,472,836	3,018,661	3,240,071	9,483,211

Pro Forma Net Loss Per Share
Pro forma net loss per share is calculated using the weighted average number of shares of common stock outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock into shares of our common stock effective upon the closing of our initial public offering, as if such conversion had occurred at the date of the original issuance.
The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the three-month periods ended June 30, 2005 and 2004 and the six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and Diluted:

Net loss	$(8,408)	$(5,819)	$(16,857)	$(10,651)
Dividends and accretion to redemption value	—	(105)	—	(2,022)

Net loss attributable to common stockholders	(8,308)	(5,924)	(16,857)	(12,673)
Basic and diluted weighted average number of shares of common stock outstanding	20,873,948	20,347,093	20,781,634	10,746,740
Basic and diluted net loss per share	$(0.40)	$(0.29)	$(0.81)	$(1.18)

Pro forma basic and diluted:

Net loss	(8,408)	(5,819)	(16,857)	(10,651)

Basic and diluted weighted average number of shares of common stock outstanding	20,873,948	20,347,093	20,781,634	10,746,740
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	—	—	6,648,481

Pro forma basic and diluted weighted average shares of common stock outstanding	20,873,948	20,347,093	20,781,634	17,395,221

Pro forma basic and diluted net loss per share	$(0.40)	$(0.29)	$(0.81)	$(0.61)

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

	June 30,		December 31,
	2005		2004
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate debt securities	$2,369	$20	$5,360	$27
Obligations of US government agencies	$1,200	3	1,302	2
Mortgage-backed and asset-backed securities	$2,485	13	3,214	16

	$6,054	$36	$9,876	$45

We evaluate declines in the fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
(8)	Comprehensive Loss
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheet. For the three months ended June 30, 2005, comprehensive loss was $8.4 million, which includes our net loss of $8.4 million, and an unrealized gain on available-for-sale marketable securities of $16,000. For the three months ended June 30, 2004, comprehensive loss was $5.9 million, which includes our net loss of $5.8 million with an unrealized loss on available-for-sale marketable securities of $95,000. For the six months ended June 30, 2005, comprehensive loss was $16.9 million, which includes our net loss of $16.9 million offset by an unrealized gain on available-for-sale marketable securities of $9,000. For the six months ended June 30, 2004, comprehensive loss was $10.7 million, which includes our net loss of $10.7 million with an unrealized loss on available-for-sale marketable securities of $47,000.
(9)	License Agreements and Collaborations
Bayer AG
In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of June 30, 2005, we have paid $1.0 million in upfront and milestone payments under this agreement. We are also required to make milestone payments to Bayer and pay royalties to Bayer on proceeds received by us from the sale of any products incorporating the licensed compound.
Hoffmann-LaRoche (2002 PDE4 Inhibitor Collaboration)
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
Under the 2002 Roche Agreement, as of June 30, 2005, Roche has made an $8.0 million upfront license payment and two $2.0 million milestone payments. Roche is obligated to make future payments if specified developmental milestones are achieved. On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ additional funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 2004. On April 15, 2005, we announced that Roche had decided not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917. We are in the process of negotiating an amendment to our 2002 Roche Agreement related to these drug candidates.
During the three month period ended June 30, 2005, we recognized revenue of $1.1 million, representing $223,000 related to the upfront license payment and milestone payments received, which are being amortized over the expected development period, and $875,000 related to the funding of the research collaboration. During the six month period ended June 30, 2005, we recognized $2.4 million, under the 2002 Roche Agreement, representing $635,000 related to the upfront license payment and milestone payments received, and $1.8 million related to the funding of the research collaboration. During the three month period ended June 30, 2004, we recognized revenue of $1.3 million under the 2002 Roche Agreement, of which $412,000 was related to the upfront license payment and milestone payments received as of that date, and $875,000 was related to the funding of the research collaboration. For the six month period ended June 30, 2004, we recognized revenue of $2.6 million under the 2002 Roche Agreement, of which $824,000 was related to the upfront license payment and milestone payments received as of that date and $1.8 million related to the funding of the research collaboration. As a result of Roche’s decision not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected development period under the 2002 Roche Agreement. We have extended the expected development period to the second quarter of 2014.
Hoffmann-LaRoche (2003 Nicotinic Alpha-7 Agonist Collaboration)
In September 2003, we entered into a second collaboration agreement with Roche (“2003 Roche Agreement”). Under the 2003 Roche Agreement, we granted Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we develop during the five years following the commencement of the collaboration. Under the 2003 Roche Agreement, Roche made a $10.0 million upfront nonrefundable payment, a $2.0 million milestone payment in May 2005, and will make future payments based on our achievement of certain developmental milestones. Additionally, the agreement provides for Roche to make nonrefundable quarterly payments of $750,000 over a two-year period, through the third quarter of 2005, for research collaboration efforts.
During the second quarter of 2004, we changed our revenue recognition approach for the upfront nonrefundable payment and the nonrefundable quarterly payments for our research collaboration efforts received under the 2003 Roche Agreement from two units of accounting to a single unit of accounting, as defined in the Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Since Roche has the right to enter into a license under our 2003 agreement, the upfront nonrefundable payment and the nonrefundable quarterly payments for research collaboration efforts are now being amortized over the five-year period following the commencement of the collaboration. During this period, we are responsible for the preclinical and clinical development through Phase IIa of any nicotinic alpha -7 agonist drug candidates. This period also reflects the time period that Roche has the right to obtain an exclusive, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we develop. We will recognize revenue over the five-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. The adoption of this single unit of accounting for revenue recognition treatment under the 2003 Roche Agreement does not have a material impact on our financial position, results of operations or cash flows.
During the three-month period ended June 30, 2005, we recognized revenue of $1.4 million under the 2003 Roche Agreement. During the three months ended June 30, 2004, we recognized revenue of $1.3 million under the 2003 Roche Agreement. During the six-month period ended June 30, 2005, we recognized revenue of $2.5 million under the 2003 Roche Agreement. During the six months ended June 30, 2004, we recognized revenue of $2.3 million under the 2003 Roche Agreement.
(10)	Research and Development Costs
Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $1.5 million for the three months ended June 30, 2005. Research and development costs include an allocation of indirect costs of $1.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, research and development costs include an allocation of indirect costs of $3.1 million. For the six months ended June 30, 2004, research and development costs include an allocation of indirect costs of $2.7 million. Indirect costs principally represent facility and information technology costs.

(11)	Consulting Agreements
In April 1998, we entered into a consulting agreement with one of the founders of the Company for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. In April 2005, the consulting agreement was automatically extended for a one-year period.
We have entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

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
OVERVIEW
Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have a number of clinical and preclinical drug candidates in development, as well as other drug discovery programs addressing specific CNS targets. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and MCI and also include certain psychiatric disorders such as schizophrenia and depression.
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. As of June 30, 2005, we had received $50.6 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to an additional $237.2 million in payments from these collaborations if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement, excluding royalties that would be payable on product sales. We may not reach all of the milestones, in which event we would receive less than $237.2 million under the collaborations.
On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche committed to a minimum of 18 months’ additional funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004. On April 15, 2005, we announced that Roche had decided not to pursue further development of the two named compounds under the PDE4 collaboration, MEM 1414 and its back up MEM 1917, on its own. We are in the process of negotiating an amendment to our 2002 Roche Agreement, pursuant to which we expect to reacquire the rights to MEM 1414 and MEM 1917. Following the finalization of the amendment, we will review and analyze the data provided to us by Roche with respect to MEM 1414 and MEM 1917 to determine whether to proceed with clinical trials for either or both of these candidates. On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our 2003 Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase I clinical trial for MEM 3454 in February 2005.
In June 2001, we entered into an agreement with Bayer for the in-license of the compound we refer to as MEM 1003. As of June 30, 2005, we had paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment which will be due upon commencement of Phase IIa clinical trials) and to pay royalties on sales of any products incorporating the licensed compound.

Since our inception, we have incurred substantial losses, and as of June 30, 2005, we had an accumulated deficit of $137.3 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure to support our discovery and development programs.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. In particular, we are funding a safety and tolerability study of MEM 1003 in Alzheimer’s patients and intend to fund Phase IIa clinical trials for MEM 1003 ourselves. However, we are exploring the potential for a collaboration for MEM 1003. If, following the completion of Phase IIa trials, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the program at our own expense. If we do not enter into a collaboration and decide to advance MEM 1003 beyond Phase IIa on our own, our research and development expenses will increase significantly. In addition, we are currently funding our PDE10A inhibitor program, our earliest stage development program, while we seek a collaboration partner. We believe that period to period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one quarter to the next and should not be relied on as indicative of our future performance.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
Revenue
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
Revenue for the three months ended June 30, 2005 was $2.5 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This was comparable to revenue of $2.5 million for the three months ended June 30, 2004.
Research and development expense
Research and development expense increased by $2.8 million, or 47.4%, to $8.8 million for the three months ended June 30, 2005 from $6.0 million for the three months ended June 30, 2004. Of this increase, $1.5 million was associated with the clinical development of MEM 1003 and MEM 3454, and $1.3 million was related to a non-cash compensation charge for the modification of vested stock options held by our former President. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.
General and administrative expense
General and administrative expense decreased by $0.2 million, or 10.1%, to $2.2 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. This was primarily the result of a decrease from the same period last year of $0.6 million in personnel and personnel-related costs primarily due to non-cash compensation expenses in 2004 related to grants of stock options to consultants, which was offset by $0.4 million of increased costs related to legal and patent fees, and other costs associated with being a public company.

Interest income and interest expense
Interest income increased by $24,000, or 14.1%, to $194,000 for the three months ended June 30, 2005 compared to the same period in 2004. Interest expense decreased by $35,000, or 31.5%, to $76,000 for the three months ended June 30, 2005 compared to the same period in 2004. The increase in interest income was the result of better rates of return in 2005 than 2004. The decrease in interest expense was primarily due to lower balances outstanding for equipment notes payable in 2005 as compared to the second quarter of 2004.
Income taxes
For the three months ended June 30, 2005 we recognized $2,000 in state income taxes and for the three months ended June 30, 2004, we recognized $3,000.
Preferred stock dividends and accretion
There were no preferred stock dividends and accretion for the three months ended June 30, 2005 as compared to $105,000 for preferred stock dividends and accretion for the three months ended June 30, 2004. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
Revenue
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
Revenue for the six months ended June 30, 2005 was $4.9 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This was comparable to revenue of $4.9 million for the six months ended June 30, 2004.
Research and development expense
Research and development expense increased by $5.9 million, or 50.4%, to $17.7 million for the six months ended June 30, 2005 from $11.8 million for the six months ended June 30, 2004. Of this increase, $4.3 million was associated with the clinical development of MEM 1003 and MEM 3454, and $1.3 million related to a non-cash compensation charge for the modification of vested stock options held by our former President.
General and administrative expense
General and administrative expense increased $0.5 million or 12.1%, to $4.3 million for the six months ended June 30, 2005 from $3.8 million for the six months ended June 30, 2004. The increase was primarily the result of $1.4 million in increased costs related to legal and patent fees, and other costs associated with being a public company such as board of director fees, investor relations costs and public relations costs, accounting and auditing fees, and increased director and officer insurance premiums. These increases were offset by a reduction in non-cash compensation costs of $0.9 million related to the reduction in grants of stock options to consultants.
Interest income and interest expense
Interest income increased $0.1 million or 50.6%, to $0.4 million for the six months ended June 30, 2005. Interest expense decreased $67,000, or 31.0%, to $149,000 for the six months ended June 30, 2005. The increase in interest income was attributable to higher investment balances, due to our receipts of net proceeds from our initial public offering in April 2004 coupled with better rates of return in 2005. The decrease in interest expense was related to lower balances outstanding for equipment notes payable in 2005.
Income taxes
For the six months ended June 30, 2005 we recognized $4,000 in state income taxes and for the six months ended June 30, 2004 we recognized $5,000.

Preferred stock dividends and accretion
There were no preferred stock dividends and accretion for the six months ended June 30, 2005 as compared to $2.0 million for preferred stock dividends and accretion for the six months ended June 30, 2004. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration agreements with Roche, equipment financings and interest income. From inception through June 30, 2005, we have raised net proceeds of $122.9 million from the sale or issuance of equity securities. In addition, as of June 30, 2005, we have received $24.0 million in upfront and milestone payments, $14.9 million in collaboration agreement fees, $10.1 million from equipment financings, $1.7 million from research cost reimbursements and $4.0 million in interest income. To date, inflation has not had a material effect on our business.
At June 30, 2005, cash, cash equivalents and marketable securities were $25.2 million as compared to $41.1 million at December 31, 2004. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
Net cash used in operating activities was $15.3 million for the six months ended June 30, 2005. This primarily reflects the net loss of $16.9 million, including the use of working capital of $1.2 million, offset by a non-cash stock based compensation charge of $1.3 million for the modification to vested stock options granted to our former President, non-cash depreciation expense of $1.1 million, and the net deferral of revenue of $330,000 mainly related to the receipt of a $2.0 million milestone from Roche for the initiation of a Phase I clinical trial for MEM 3454. Net cash provided by investing activities for the six months ended June 30, 2005 was $3.3 million, which represents a decrease in our net investment in marketable securities of $3.8 million, offset by funds used for capital expenditures of $537,000. Net cash used in financing activities during the six months ended June 30, 2005 was $72,000, which consisted of $1.0 million used in repayment of equipment notes that was offset by $495,000 of borrowings to finance equipment purchases and $458,000 of proceeds from stock options exercises.
Our contractual obligations for equipment notes, operating lease payments in connection with the lease of our current facility, contract research organization obligations, and milestone payments as of June 30, 2005, have not materially changed since December 31, 2004.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we are currently funding a safety and tolerability study and plan to fund Phase IIa clinical trials, which are scheduled to begin later in 2005. In addition, we are funding our PDE10A inhibitor program, while seeking a collaboration partner. Following the finalization of an amendment to our 2002 Roche Agreement relating to MEM 1414 and MEM 1917, we will also be reviewing and analyzing data provided to us by Roche with respect to these drug candidates to determine whether to proceed with clinical trials for either or both of them. Finally, Roche’s two-year obligation to provide funding for research collaboration efforts under the 2003 Roche Agreement will be completed in September 2005. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by Roche in the future under our 2002 and 2003 Roche Agreements, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through the first quarter of 2006. Our future cash requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding from our two collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or our PDE10A inhibitor program, and the terms of any such collaborations;

➢	whether, following the finalization of an amendment to our 2002 Roche Agreement relating to MEM 1414 and MEM 1917, we choose to proceed with the clinical development of MEM 1414 and/or MEM 1917;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
Currently we have no committed sources of capital. In addition, if we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may have to obtain capital through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders will experience significant dilution. We also have the ability to significantly curtail certain expenditures because a significant amount of our costs are not fixed, thereby extending the period that reduced operations can continue.
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
Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain Food and Drug Administration (FDA) approval of the compound. We are recognizing the upfront payment ratably over the period in which we expect the first compound to be so approved. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval of the first compound as ending in the second quarter of 2014. As a result of Roche’s decision not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected development period under the 2002 Roche Agreement.

We are applying the provisions of the EITF No. 00-21 prospectively to the 2003 Roche Agreement using a single unit of accounting, since Roche has the right to enter into a license under this agreement. Revenue is being recognized over the five-year period that Roche has to obtain a sublicensable license to our patent rights and know-how for any nicotinic alpha-7 partial agonist that we develop. We will recognize revenue over the five-year period based on the level of efforts expended in a period as compared to our estimated efforts over the full period. Milestone payments received under the 2003 Roche Agreement are recognized prospectively over the remaining five-year period based on level of efforts.
We periodically review the estimated development periods and our estimated research efforts and, to the extent such estimates change, the impact of such change is recorded prospectively. Payments received from our collaboration partners for research and development services performed by us that are deemed to be a separate unit of accounting, as defined by EITF No. 00-21, are recognized as research and development services are performed. Otherwise, the payments are recognized over the term of the applicable collaboration agreement.
Accrued expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of an actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:
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
Research and development expense
Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, lab supplies and materials, and research and development conducted for us by third parties, such as sponsored university-based research and contract research organizations. In addition, research and development expenses include the cost of manufacturing clinical trial drug supply shipped to our contract research organizations, which amounts are expensed upon purchase.
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

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and the other information contained in this report. If any of the following risks or uncertainties actually occur, our business, prospects, financial condition and operating results would likely suffer, possibly materially. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Relating to our Business
We expect to continue to incur substantial losses, and we may never achieve profitability.
We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. As of June 30, 2005, we had an accumulated deficit of approximately $137.3 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock on April 8, 2004, the closing date of our initial public offering. We expect to incur substantial and increasing net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
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
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing would adversely affect our development programs and other operations.
Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, and payments for research and development services required to be made by Roche under our 2002 and 2003 Roche Agreements should be sufficient to fund our anticipated levels of operations through the first quarter of 2006. We will, therefore, need to raise additional equity or other financing to finance our future requirements. We may not be able to obtain additional financing on acceptable terms or at all.
If we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we will have to reduce or delay our efforts with respect to certain of our drug development candidates and our exploratory research programs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we are currently funding a safety and tolerability study and plan to fund Phase IIa clinical trials, which are scheduled to begin later in 2005. In addition, we are funding our PDE10A inhibitor program, while seeking a collaboration partner. Following the finalization of an amendment to our 2002 Roche Agreement relating to MEM 1414 and MEM 1917, we will also be reviewing and analyzing data provided to us by Roche with respect to MEM 1414 and MEM 1917 to determine whether to proceed with clinical trials for either or both of these candidates. Finally, Roche’s two-year obligation to provide funding for research collaboration efforts under the 2003 Roche Agreement will be completed in September 2005.
Our future capital requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding from our two collaborations with Roche;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 or our PDE10A inhibitor program and the terms of any such collaborations;

➢	whether, following the finalization of an amendment to our 2002 Roche Agreement relating to MEM 1414 and MEM 1917,

we choose to proceed with the clinical development of MEM 1414 and/or MEM 1917;
➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
     In addition, if we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may have to obtain capital through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done.
     Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders will experience significant dilution.
Our drug candidates and programs are novel and in the early stages of development. As a result, it is difficult to predict accurately if and when we will achieve the development goals we establish for these compounds and drug candidates.
We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. All of our current drug candidates are at an early stage of development. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. From time to time, we may establish and announce certain development goals for our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. For example, while we have announced that we plan to nominate a development candidate from our PDE10A inhibitor program by the end of 2005, we cannot assure you that we will be able to achieve this development goal on the time schedule that we have planned.
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

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced drug candidate, or for our PDE10A inhibitor program, our earliest stage development program.
Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. We have entered into only two collaborations to date, both of which are with Roche and were entered into prior to commencing clinical trials. It may be difficult for us to find third parties that are willing to enter into collaborations for our other drug candidates or programs on economic terms that are comparable to the terms of our collaborations with Roche, if at all. For example, we are currently funding our PDE10A inhibitor program, our earliest stage development program, while we seek a collaboration partner. We cannot assure you that we will be successful in entering into a collaboration for this program on favorable terms, if at all. If we do enter into other collaborations or arrangements for our drug candidates and programs, we may not accurately evaluate the commercial potential or target market for a drug candidate and may relinquish valuable rights to those drug candidates and programs.
If we are not able to enter into a collaboration for our PDE10A inhibitor program or other collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for this and other programs or drug candidates, at our own expense. For example, we are funding a safety and tolerability study and plan to fund our Phase IIa clinical trials for MEM 1003, which we are in the process of designing, ourselves. However, we are also exploring the potential for a collaboration for MEM 1003. If, following the completion of Phase IIa trials, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. If we do not engage a collaboration partner for MEM 1003 following Phase IIa clinical trials or if we are unable to engage or retain a collaboration partner for any other drug candidate or program, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.
We are dependent upon Roche and will be dependent upon any other companies with which we enter into collaborations to conduct clinical trials and to manufacture, market and sell our products.
Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into two collaborations with Roche for two of our four development programs. These collaborations also represent all of our revenue to date. We do not have day-to-day control over Roche’s activities, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche has, and any other collaborators will have, significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. Roche or any other collaborator may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a clinical development program under circumstances where we might have continued such a program. For example, in April 2005, Roche decided not to pursue further clinical development, on its own, of the two named compounds under our PDE4 inhibitor collaboration, MEM 1414 and its back-up candidate, MEM 1917. As a result, we are in the process of negotiating an amendment to our 2002 Roche Agreement, pursuant to which we expect to reacquire the rights to MEM 1414 and MEM 1917. We cannot assure you that the amendment to the 2002 Roche Agreement will be finalized, or if it is, that it will be on the terms that we expect. Once the amendment has been finalized we will review the data developed by Roche for these two candidates to determine if we believe that they merit additional development effort. We cannot assure you that we will continue the development of either of these drug candidates. Although we continue to work with Roche on other potential drug candidates from our PDE4 inhibitor program, we cannot assure you that Roche will choose to pursue their clinical development.
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
Under our collaboration agreements with Roche, Roche’s termination rights include the ability to terminate each collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our 2003 Roche Agreement, Roche has the right to obtain an exclusive license for any product covered by that agreement, which currently includes MEM 3454 and MEM 63908, following the completion of Phase IIa clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 3454, MEM 63908 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If Roche chose not to maintain its license option with respect to a product under our 2003 Roche Agreement, we would not receive further milestone payments or other support from Roche for that product’s continued development. If Roche or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates would be delayed and our ability to realize milestone payments and royalty revenue would be adversely affected.
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
As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. For each of our collaborative programs, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing. For example, we are currently developing PDE4 inhibitors for a variety of indications under our 2002 Roche Agreement. Drugs in this class of compounds developed by others generally have shown adverse side effect profiles that have limited the ability of these compounds to be used as effective drugs. We cannot assure you that any PDE4 inhibitors that we or Roche develop will have a safety and efficacy profile that satisfies us or our collaborators that such candidates are better than the PDE4 inhibitors developed by others or that is appropriate to justify proceeding with further development.
If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired.
Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy for humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include institutional review board, or IRB, or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.
In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective Investigational New Drug application, or IND, from the FDA. While we have obtained an IND for MEM 1003, we cannot assure you that we or our collaborators will be successful in obtaining an IND for any other drug candidate. In connection with obtaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the clinical trials conducted in foreign countries. For example, we are currently conducting a safety and tolerability study in Alzheimer’s patients for MEM 1003 and we plan to complete this study and commence Phase IIa clinical trials for MEM 1003 by the end of the third quarter. Our submission to the FDA to commence Phase IIa clinical trials will include certain results from the safety and tolerability study, and results from a three-month animal toxicology study of MEM 1003, which we conducted on the FDA’s recommendation. We believe that these results will provide a comprehensive data package for MEM 1003. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have regarding MEM 1003 or that the FDA will permit us to proceed with the Phase IIa clinical trials for MEM 1003 on the time schedule that we have planned. In addition, we cannot assure you that the additional studies and clinical trials that we conduct will support our earlier results for MEM 1003. If we are unable to satisfy the FDA with the results of the studies we have conducted or are currently conducting with respect to MEM 1003, we may face delays in proceeding with Phase IIa clinical trials for MEM 1003 in the US, or we could be prevented from proceeding with MEM 1003 in the US.
It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:
➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause delays in the completion of the preclinical test or clinical study, or could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA or foreign regulatory authority could impose conditions on the scope or design of a clinical trial;

➢	the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or to revise a clinical trial protocol after the clinical trial has commenced;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products; and

➢	we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials as a result of manufacturing or quality assurance issues.
In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the eligibility criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment has become particularly challenging for clinical trials that involve patients with Alzheimer’s disease. For example, in preparation for a Phase IIa study of MEM 1003, in January 2005, we commenced a safety and tolerability study in patients with Alzheimer’s disease. The timing for the completion of this study was first extended in March 2005 as a result of slower than expected patient enrollment and our decision to increase the number of patients being studied and extended again in April 2005 as a result of a continued low rate of patient enrollment. While we now expect to commence our Phase IIa study by the end of the third quarter of 2005, our ability to do so will depend upon our continuing to achieve patient enrollment sufficient not only to complete the safety and tolerability study but also to commence the Phase IIa study in the time frame that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products. We cannot assure you that we will achieve sufficient patient enrollment to complete the safety and tolerability study and commence the Phase IIa study on the time schedule that we have planned.
We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. For example, we currently anticipate completing the Phase I clinical trials for MEM 3454 by the end of 2005 and commencing the Phase IIa clinical trials for MEM 3454 during the first half of 2006. However, we cannot assure you that the Phase I clinical trials for MEM 3454 will be completed in the time frame that we have planned or that the Phase IIa clinical trials for MEM 3454 will commence in the anticipated time frame. Delays in our clinical trials or rejections of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.

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
Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Tony Scullion, our Executive Chairman, James R. Sulat, our President and Chief Executive Officer, Dr. David A. Lowe, our Chief Scientific Officer, and Gardiner F. H. Smith, our Chief Business Officer. Our employment agreements with these executive officers are terminable by us or the executive without notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.
We have experienced turnover in our senior management. In December 2004, we announced the departure of our Chief Financial Officer, Dennis M. Keane. In March 2005, we announced the departure of Axel J. Unterbeck, Ph.D., our President and Co-founder. While both of these individuals left for personal reasons, continued turnover of senior management may affect investor confidence in us and adversely impact our business and our stock price. We have also added new members to our senior management team, including James R. Sulat, our President and Chief Executive Officer. It may take time for the new members of our management team to be fully integrated into our organization. If our management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet our objectives could be severely impaired.
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
If we or our collaborators obtain marketing approval for a product, that product, along with the associated manufacturing processes, any post-approval clinical data and the advertising and promotional activities for the product will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, supplier processes, or failure to comply with regulatory requirements, may result in:
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
As of August 9, 2005, our executive officers, directors and their affiliates who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 19% of our capital stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.
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

An active trading market for our common stock may not develop and if there are substantial sales of our common stock, our stock price could decline.
We completed our initial public offering in April 2004. Prior to our initial public offering, you could not buy or sell our common stock publicly. After our initial public offering, the average daily trading volume for our common stock has been limited, and as a result, any purchases and sales can have a significant effect on our stock price. An active public market for our common stock may not continue to develop or be sustained. In addition, if our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2004.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on July 28, 2005. Holders of an aggregate of 20,806,442 shares of our common stock at the close of business on June 15, 2005 were entitled to vote at the meeting, of which 16,295,836 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
     Proposal One. To elect three Class I directors for a term expiring on the date of our 2008 Annual Meeting of Stockholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Robert I. Kriebel	16,800,820	12,298
Michael E. Meyers	16,740,428	72,690
James R. Sulat	14,904,678	1,908,440
Messrs Kriebel, Meyers, and Sulat were elected to serve as Class I directors as noted above. Our Class II directors, whose term of office expires at the 2006 Annual Meeting of Stockholders, are: Drs. Evnin and Lowe and Mr. Young. Our Class III directors, whose term of office expires at the 2007 Annual Meeting of Stockholders, are: Messrs. Fleming and Scullion and Dr. Gilbert. No other persons were nominated, or received votes, for election as directors of Memory Pharmaceuticals Corp. at our 2005 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.
     Proposal Two. To approve an amendment to our 2004 Stock Incentive Plan (the “2004 Plan”) to (i) increase the number of shares of our common stock reserved for issuance under the 2004 Plan by 775,000 shares, and (ii) allow for an increase in the annual number of shares available for issuance under the “Evergreen” provision of the 2004 Plan

	Total Votes	Total Votes	Total Votes	Broker Non-
	For	Against	Abstained	votes
Total Shares Voted	8,890,080	4,302,114	700	3,620,225
     The proposal to amend the 2004 Plan was approved
     Proposal Three. To approve a one-time waiver of Section 4.1(d) of the 2004 Plan to enable James R. Sulat, our President and Chief Executive Officer, to receive stock options, in 2005, to purchase an aggregate of 1,025,000 shares of our common stock.

	Total Votes	Total Votes	Total Votes	Broker Non-
	For	Against	Abstained	votes
Total Shares Voted	8,181,888	5,005,938	5,068	3,620,225
     The proposal to approve a one-time waiver of Section 4.1 (d) of the 2004 Plan was approved.
     Proposal Four. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	16,807,428	515	5,176
     The appointment of KPMG LLP was ratified. There were no broker non-votes with respect to this proposal.

Item 6. Exhibits
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.

	By:	/s/ Joseph M. Donabauer

Joseph M. Donabauer
Vice President & Controller
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Date: August 12, 2005

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