Form 10-Q
period 2005-09-30
MEMORY PHARMACEUTICALS CORP
filed 2005-11-14
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
☐ Yes                     ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                     ☑ No
     As of November 10, 2005 the registrant had 37,272,664 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,527	$31,220
Marketable securities	7,242	9,876
Receivables	45	875
Prepaid and other current assets	879	538

Total current assets	48,693	42,509
Property and equipment, net	9,471	10,376
Restricted cash	505	505
Other assets	—	7

Total assets	$58,669	$53,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077	$1,691
Accrued expenses	3,694	3,177
Current portion of equipment notes payable	1,387	1,806
Deferred revenue — current	7,338	7,095

Total current liabilities	13,496	13,769
Warrant Liability	10,721	—
Equipment notes payable, less current portion	1,144	1,714
Deferred revenue — long-term	9,693	10,472

Total liabilities	35,054	25,955

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 37,213,883 issued and outstanding at September 30, 2005, and 20,547,442 issued and outstanding at December 31, 2004;	37	21
Additional paid-in capital	172,254	148,182
Accumulated deficit	(148,474)	(120,434)
Accumulated other comprehensive loss	(27)	(45)
Deferred compensation	(175)	(282)

Total stockholders’ equity	23,615	27,442

Total liabilities and stockholders’ equity	$58,669	$53,397

     See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$2,490	$2,430	$7,411	$7,350
Operating expenses:
Research and development	7,765	7,263	25,510	19,061
General and administrative	2,143	1,856	6,425	5,675

Total operating expenses	9,908	9,119	31,935	24,736

Loss from operations	(7,418)	(6,689)	(24,524)	(17,386)

Unrealized loss on warrants	(3,884)	—	(3,884)	—
Interest:
Income	193	191	595	458
Expense	(71)	(109)	(220)	(325)

Interest income, net	122	82	375	133

Net loss before income taxes	(11,180)	(6,607)	(28,033)	(17,253)
Income taxes	3	2	7	7

Net loss	(11,183)	(6,609)	(28,040)	(17,260)
Less redeemable convertible preferred stock dividends and accretion	—	—	—	2,022

Net loss attributable to common stockholders	$(11,183)	$(6,609)	$(28,040)	$(19,282)

Basic and diluted net loss per share of common stock	$(0.42)	$(0.32)	$(1.24)	$(1.38)

Basic and diluted weighted average number of shares of common stock outstanding	26,420,436	20,440,442	22,661,235	13,978,520

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by / (used in) operating activities:
Net loss	$(28,040)	$(17,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,616	1,502
Non-cash stock based compensation	1,401	1,109
Unrealized loss on warrants	3,884	—
Changes in operating accounts:
Receivables	830	1,144
Prepaid and other current assets	(341)	721
Other assets	7	6
Accounts payable	(614)	(317)
Accrued expenses	517	(338)
Deferred revenue	(536)	(1,600)

Net cash used in operating activities	(21,276)	(15,033)

Cash flows provided by / (used in) investing activities:
Purchases of marketable securities	—	(11,393)
Sales of marketable securities	2,652	8,691
Additions to property and equipment	(711)	(3,086)

Net cash provided by / (used in) investing activities	1,941	(5,788)

Cash flows provided by / (used in) financing activities:
Proceeds from issuance of common stock and warrants	29,631	35,630
Proceeds from equipment notes payable	495	1,745
Principal repayment equipment notes payable	(1,484)	(1,657)

Net cash provided by financing activities	28,642	35,718

Net increase in cash and cash equivalents	9,307	14,897
Cash and cash equivalents, beginning of period	31,220	16,884

Cash and cash equivalents, end of period	$40,527	$31,781

Supplemental cash flow information:
Cash paid for interest	$220	$325
Cash paid for taxes	7	7
Accrued dividends on redeemable convertible preferred stock	—	1,862
Accretion of redeemable convertible preferred stock to liquidation value	—	160
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(1)	Basis of Presentation

As used herein, “we,” “us,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia and mild cognitive impairment, or MCI, Parkinson’s disease and also include certain psychiatric disorders such as schizophrenia and depression.

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

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Stock-Based Payment, which summarizes the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R was originally effective as of the beginning of the first interim or annual reporting period after June 15, 2005. However, on April 14, 2005 the SEC announced a new rule that amended the effective date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. As such, we will adopt SFAS 123R as of the beginning of the first quarter of 2006. The adoption of SFAS No. 123 is expected to have a material effect on our financial statements.

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

The following table illustrates the effect on net loss attributable to holders of our common stock if the fair-value based method had been applied to all outstanding awards each period. The assumptions used to value the awards are included below. Because options granted during 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(11,183)	$(6,609)	$(28,040)	$(19,282)

Add: Stock-based employee compensation expense included in reported net loss	36	181	1,401	484

Deduct: Employee stock-based compensation expense under fair-value based method	(639)	(533)	(1,671)	(1,325)

Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(12)	—	(54)	—

Pro forma net loss attributable to common stockholders	$(11,798)	$(6,961)	$(28,364)	$(20,123)

Pro forma basic and diluted net loss per share of common stock	$(0.45)	$(0.34)	$(1.25)	$(1.44)

Basic and diluted net loss per share of common stock, as reported	$(0.42)	$(0.32)	$(1.24)	$(1.38)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the three-month and nine-month periods ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected stock price volatility	80%	60%	80%	60%
Expected term until exercise	5 years	5 years	5 years	5 years
Risk-free interest rate	4.14%	3.7%	3.97%	3.6%
Expected dividend yield	0%	0%	0%	0%
The per share weighted average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $1.59 per share for stock options granted in the nine months ended September 30, 2005 and $5.72 per share for stock options granted in the nine months ended September 30, 2004.
Stock Options
During the nine months ended September 30, 2004, we granted stock options to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share pursuant to our 1998 Employee, Director and Consultant Stock Option Plan. Deferred compensation expense of $1.1 million attributable to the intrinsic value of the stock options granted was measured at the measurement date for the grant. The compensation expense associated with that option grant was recognized ratably over the expected four-year vesting period. The employee terminated his employment with us in December 2004. The Company recognized $484,000 of total compensation expense related to this stock option grant during the nine-month period ended September 30, 2004.

In accordance with the terms of a separation agreement with our former President, we agreed to extend the period during which he would be entitled to exercise certain vested stock options to purchase shares of our common stock from three months following the effective date of his resignation, April 1, 2005, to 12 months following such effective date. In connection with this modification, we recorded a compensation expense of $1.3 million in the second quarter of 2005.

(4)	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to the holders of our common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to holders of our common stock by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and redeemable convertible preferred stock.

Since we had a net loss in each of the periods reported, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive. In addition, the diluted weighted average number of shares outstanding for the nine-month period ended September 30, 2004 also excludes redeemable convertible preferred stock that would have converted into 13,295,427 shares of common stock, since the effects would be anti-dilutive. The weighted average anti-dilutive shares for the three-month periods and nine-month periods ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Common stock options	3,905,122	3,105,151	3,381,817	2,830,310
Warrants[1]	1,999,651	119,907	746,489	134,529
Redeemable convertible preferred stock	—	—	—	4,432,321
Total	5,904,773	3,225,058	4,128,306	7,397,160

[1]	Includes 5,639,232 warrants issued in our September 2005 private placement. See Note 12.
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

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the three-month periods ended September 30, 2005 and 2004 and the nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and Diluted:

Net loss	$(11,183)	$(6,609)	$(28,040)	$(17,260)
Dividends and accretion to redemption value	—	—	—	(2,022)

Net loss attributable to common stockholders	(11,183)	(6,609)	(28,040)	(19,282)
Basic and diluted weighted average number of shares of common stock outstanding	26,420,436	20,440,442	22,661,235	13,978,520
Basic and diluted net loss per share	$(0.42)	$(0.32)	$(1.23)	$(1.38)

Pro forma basic and diluted:

Net loss	(11,183)	(6,609)	(28,040)	(17,260)

Basic and diluted weighted average number of shares of common stock outstanding	26,420,436	20,440,442	22,661,235	13,978,520
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	—	—	4,432,321

Pro forma basic and diluted weighted average shares of common stock outstanding	26,420,436	20,440,442	22,661,235	18,410,841

Pro forma basic and diluted net loss per share	$(0.42)	$(0.32)	$(1.24)	$(0.94)

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

	September 30, 2005		December 31, 2004
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate debt securities	$2,358	$14	$5,360	$27
Obligations of US government agencies	$1,695	2	1,302	2
Mortgage-backed and asset-backed securities	$2,148	11	3,214	16
Commercial Paper	$1,041	—	—	—

	$7,242	$27	$9,876	$45

We evaluate declines in the fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
(8) Comprehensive Loss
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheet. For the three months ended September 30, 2005, comprehensive loss was $11.2 million, which includes our net loss of $11.2 million, and an unrealized gain on available-for-sale marketable securities of $9,000. For the three months ended September 30, 2004, comprehensive loss was $6.6 million, which includes our net loss of $6.6 million and an unrealized gain on available-for-sale marketable securities of $14,000. For the nine months ended September 30, 2005, comprehensive loss was $28.0 million, which includes our net loss of $28.0 million and an unrealized gain on available-for-sale marketable securities of $18,000. For the nine months ended September 30, 2004, comprehensive loss was $17.3 million, which includes our net loss of $17.3 million and an unrealized loss on available-for-sale marketable securities of $33,000.
(9) License Agreements and Collaborations
Bayer AG
In June 2001, we entered into an exclusive license agreement with Bayer AG (Bayer). Under the agreement, we have been granted an exclusive worldwide license to Bayer’s know-how and patents to commercialize and market a drug candidate to treat human peripheral and CNS-related disorders. As of September 30, 2005, we have paid $1.0 million in upfront and milestone payments under this agreement. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment, payable within 30 days of the commencement of the Phase IIa clinical trial, which commenced in November 2005) and to pay royalties on sales of any products incorporating the licensed compound.
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
Under the 2002 Roche Agreement, as of September 30, 2005, Roche has made an $8.0 million upfront license payment and two $2.0 million milestone payments. Roche is obligated to make future payments if specified developmental milestones are achieved. On August 6, 2004, the research collaboration under the 2002 Roche Agreement for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche has committed to a minimum of 18 months’ additional funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 2004. On April 15, 2005, we announced that Roche had decided not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917.
In August 2005, we amended our 2002 Agreement with Roche in order to reacquire the rights to MEM 1414 and MEM 1917. Under the amended collaboration, we reacquired the rights to MEM 1414 and MEM 1917 and Roche received an option, exercisable following the completion of Phase II clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to MEM 1414 and/or MEM 1917 and continues the development and commercialization of either drug candidate, we will be entitled to receive development-related milestone payments for specified events occurring after the initiation of Phase III clinical trials and royalties based on worldwide sales. In addition, under certain circumstances, we will have the option to co-promote MEM 1414 and MEM 1917 in the US. Roche maintains its exclusive, worldwide license to develop and commercialize all other drug candidates from our PDE4 inhibitor program. We are currently reviewing data developed by Roche for these two drug candidates to determine if we believe that they merit additional development effort.

During the three-month period ended September 30, 2005, we recognized revenue of $1.1 million, representing $223,000 related to the upfront license payment and milestone payments received, which are being amortized over the expected development period, and $875,000 related to the funding of the research collaboration. During the nine-month period ended September 30, 2005, we recognized $3.5 million, under the 2002 Roche Agreement, representing $858,000 related to the upfront license payment and milestone payments received, and $2.6 million related to the funding of the research collaboration. During the three-month period ended September 30, 2004, we recognized revenue of $1.3 million under the 2002 Roche Agreement, of which $412,000 was related to the upfront license payment and milestone payments received as of that date, and $875,000 was related to the funding of the research collaboration. For the nine-month period ended September 30, 2004, we recognized revenue of $3.9 million under the 2002 Roche Agreement, of which $1.3 million was related to the upfront license payment and milestone payments received as of that date and $2.6 million related to the funding of the research collaboration. As a result of Roche’s decision not to pursue further development on its own of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected development period under the 2002 Roche Agreement. We have extended the expected development period under this agreement to the second quarter of 2014.
Hoffmann-LaRoche (2003 Nicotinic Alpha-7 Agonist Collaboration)
In September 2003, we entered into a second collaboration agreement with Roche (“2003 Roche Agreement”). Under the 2003 Roche Agreement, we granted Roche the right, on a compound-by-compound basis, to obtain an exclusive, worldwide, sublicensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we develop during the five years following the commencement of the collaboration. Under the 2003 Roche Agreement, Roche made a $10.0 million upfront nonrefundable payment, a $2.0 million milestone payment in May 2005, and will make future payments based on our achievement of certain developmental milestones. Additionally, the agreement provides for Roche to make nonrefundable quarterly payments of $750,000 over a two-year period, which ended in the third quarter of 2005, for our research collaboration efforts.
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
During the three-month period ended September 30, 2005, we recognized revenue of $1.4 million under the 2003 Roche Agreement. During the three months ended September 30, 2004, we recognized revenue of $1.1 million under the 2003 Roche Agreement. During the nine-month period ended September 30, 2005, we recognized revenue of $3.9 million under the 2003 Roche Agreement. During the nine months ended September 30, 2004, we recognized revenue of $3.5 million under the 2003 Roche Agreement.
Amgen Inc.
On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen, Inc., or Amgen, for the development of PDE10 inhibitors for neurological and psychiatric disorders (the “2005 Amgen Agreement”). Upon our transfer to Amgen, satisfactory to Amgen, of certain technology and certain biological and chemical materials, we will receive an upfront fee of $5.0 million. In addition, subject to Amgen’s right to terminate the Agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and, (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.

(10) Research and Development Costs
Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $1.5 million for the three months ended September 30, 2005. Research and development costs include an allocation of indirect costs of $1.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, research and development costs include an allocation of indirect costs of $4.6 million. For the nine months ended September 30, 2004, research and development costs include an allocation of indirect costs of $4.3 million. Indirect costs principally represent facility and information technology costs.
(11) Consulting Agreements
In April 1998, we entered into a consulting agreement with one of our founders for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. In April 2005, the consulting agreement was automatically extended for a one-year period.
We have entered into consulting arrangements with research consultants and scientific advisory board members for various consulting services. The terms of these agreements generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.
(12) Private Placement
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.1 million.
The warrants have a five-year term and an exercise price per share of $2.22. The warrants become exercisable on March 22, 2006. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own stock” (“EITF 00-19”), the warrants have been recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 4.07% and a contractual life of five years.
As required under the terms of the securities purchase agreement pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. The registration statement became effective on November 7, 2005.
In addition, we agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of two years after the effective date of the registration statement or the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If we suspend or otherwise fail to maintain effectiveness, we will have to pay each purchaser liquidated damages in an amount equal to 1.0% of the purchase price paid by such purchaser for the securities in the private placement for each 30-day period during which such registration statement is suspended or otherwise not effective.
In accordance with EITF 00-19, we recorded the estimated fair value of the warrants, as of September 23, 2005, the closing date of our private placement, at $6.8 million as a warrant liability in our consolidated balance sheet. The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported in the consolidated statement of operations. We have recorded an unrealized loss on the warrants of $3.9 million for the period ended September 30, 2005. This amount will be adjusted at the end of each quarter to reflect any change in fair value at such date. Upon the earlier of the exercise of the warrants, or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the warrant liability will be reclassified to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2004.
This Quarterly Report on Form 10-Q, including the following MD&A, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included in Item 1. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
OVERVIEW
Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. We currently have a number of clinical and preclinical drug candidates in development, as well as other drug discovery programs addressing specific CNS targets. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. Our development programs target the treatment of a broad range of CNS conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, vascular dementia, Parkinson’s disease, MCI and also include certain psychiatric disorders such as schizophrenia and depression.
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. As of September 30, 2005, we had received $53.1 million in licensing fees, payments for research and development services, milestone payments and an equity investment under these collaborations. We could receive up to an additional $234.7 million in payments from these collaborations if we achieve all of the milestones for one neurological product and one psychiatric product under each collaboration agreement, excluding royalties that would be payable on product sales. We may not reach all of the milestones, in which event we would receive less than $234.7 million under the collaborations.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $1.0 million in upfront and milestone payments as of September 30, 2005. Under the agreement, we are required to make additional milestone payments of up to $19.0 million upon completion of future milestones (including a $1.0 million milestone payment, payable within 30 days of the commencement of the Phase IIa clinical trial, which commenced in November 2005) and to pay royalties on sales of any products incorporating the licensed compound.
On August 6, 2004, the research collaboration for the development of PDE4 inhibitors was extended for a two-year period. In connection with this extension, Roche committed to a minimum of 18 months’ additional funding of our research collaboration efforts in the aggregate amount of $5.3 million, payable quarterly commencing September 9, 2004. On April 15, 2005, we announced that Roche had decided not to pursue further development of the two named compounds under the PDE4 collaboration, MEM 1414 and its back up MEM 1917, on its own. In August 2005, we amended our 2002 Agreement with Roche in order to, among other things, reacquire the rights to MEM 1414 and MEM 1917. We are currently reviewing data developed by Roche for these two drug candidates to determine if we believe that they merit additional development effort.
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

On October 14, 2005, we entered into the 2005 Amgen Agreement for the development of PDE10 inhibitors for neurological and psychiatric disorders. Upon our transfer to Amgen, satisfactory to Amgen, of certain technology and certain biological and chemical materials, we will receive an upfront fee of $5.0 million. In addition, subject to Amgen’s right to terminate the Agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and, (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.
Since our inception, we have incurred substantial losses, and as of September 30, 2005, we had an accumulated deficit of $148.5 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue, and will likely increase substantially for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure to support our discovery and development programs.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one quarter to the next and should not be relied on as indicative of our future performance.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived solely from our two collaborations with Roche. Any additional revenue that we may receive in the future is expected to consist primarily of license fees, milestone payments, reimbursement for research and development services and royalty payments from our collaborations.
Revenue for the three months ended September 30, 2005 was $2.5 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This was comparable to revenue of $2.4 million for the three months ended September 30, 2004.
Research and development expense
Research and development expense increased by $0.5 million, or 6.9%, to $7.8 million for the three months ended September 30, 2005 from $7.3 million for the three months ended September 30, 2004. This increase primarily resulted from a $1.0 million increase associated with the clinical development of MEM 1003 and MEM 3454, which was offset by a decline of $0.3 million in personnel and personnel related costs and a $0.2 million decline in facility related cost. In general, we expect that research and development expenses will continue to increase as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials.

General and administrative expense
General and administrative expense increased by $0.2 million, or 15.5%, to $2.1 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. This was primarily the result of increased costs related to legal and patent fees.
Unrealized loss on warrants
In accordance with EITF 00-19 (see note 12), we have recorded an unrealized loss of $3.9 million as a result of an increase in the fair market value of our common stock for the three months ended September 30, 2005. These warrants were issued in our September 2005 private placement.
Interest income and interest expense
Interest income remained relatively flat for the three months ended September 30, 2005, compared to the same period in 2004. Interest expense decreased by $38,000, or 34.9%, to $71,000 for the three months ended September 30, 2005, compared to the same period in 2004. The decrease in interest expense was primarily due to lower balances outstanding for equipment notes payable in 2005 as compared to the third quarter of 2004.
Income taxes
For the three months ended September 30, 2005 we recognized $3,000 in state income taxes and for the three months ended September 30, 2004, we recognized $2,000.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived solely from our two collaborations with Roche. Any additional revenue that we may receive in the future is expected to consist primarily of license fees, milestone payments, reimbursement for research and development services and royalty payments from our collaborations.
Revenue for the nine months ended September 30, 2005 was $7.4 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche. This was comparable to revenue of $7.4 million for the nine months ended September 30, 2004.
Research and development expense
Research and development expense increased by $6.4 million, or 33.8%, to $25.5 million for the nine months ended September 30, 2005 from $19.1 million for the nine months ended September 30, 2004. Of this increase, $5.1 million is associated with the clinical development of MEM 1003 and MEM 3454, and $1.3 million is related to a non-cash compensation charge for the modification of vested stock options held by our former President.
General and administrative expense
General and administrative expense increased $0.7 million or 13.2%, to $6.4 million for the nine months ended September 30, 2005 from $5.7 million for the nine months ended September 30, 2004. The increase was primarily the result of $1.7 million in increased costs related to legal and patent fees, and other costs associated with being a public company such as board of director fees, investor relations and public relations costs, accounting and auditing fees, and increased director and officer insurance premiums. These increases were offset by a reduction in non-cash compensation costs of $1.0 million related to the reduction in grants of stock options to consultants.
Unrealized loss on warrants
In accordance with EITF 00-19 (see note 12), we have recorded an unrealized loss of $3.9 million as a result of an increase in the fair market value of our common stock for the nine months ended September 30, 2005. These warrants were issued in our September 2005 private placement.

Interest income and interest expense
Interest income increased $0.1 million or 29.9%, to $0.6 million for the nine months ended September 30, 2005. Interest expense decreased $0.1 million or 32.3%, to $0.2 million for the nine months ended September 30, 2005. The increase in interest income was attributable to higher investment balances, due to our receipt of net proceeds from our initial public offering in April 2004 coupled with better rates of return in 2005. The decrease in interest expense was related to lower balances outstanding for equipment notes payable in 2005.
Income taxes
For the nine months ended September 30, 2005 we recognized $7,000 in state income taxes and for the nine months ended September 30, 2004 we recognized $7,000.
Preferred stock dividends and accretion
There were no preferred stock dividends and accretion for the nine months ended September 30, 2005 as compared to $2.0 million for preferred stock dividends and accretion for the nine months ended September 30, 2004. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration agreements with Roche, equipment financings and interest income. From inception through September 30, 2005, we have raised net proceeds of $152.1 million from the sale or issuance of equity securities. In addition, as of September 30, 2005, we have received $24.0 million in upfront and milestone payments, $17.4 million in collaboration agreement fees, $10.1 million from equipment financings, $1.7 million from research cost reimbursements and $4.2 million in interest income. To date, inflation has not had a material effect on our business.
At September 30, 2005, cash, cash equivalents and marketable securities were $47.8 million as compared to $41.1 million at December 31, 2004. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
Net cash used in operating activities was $21.3 million for the nine months ended September 30, 2005. This primarily reflects the net loss of $28.0 million and the recognition of $0.5 million of deferred revenues from our two Roche collaborations offset by an unrealized loss on warrants of $ 3.9 million, a non-cash charge for depreciation expense of $1.6 million, a non-cash stock based compensation charge of $1.3 million for the modification to vested stock options granted to our former President, a $0.1 million charge for other employee stock based compensation costs, and working capital sources of $0.4 million. Net cash provided by investing activities for the nine months ended September 30, 2005 was $2.0 million, which represents a decrease in our net investment in marketable securities of $2.7 million, offset by funds used for capital expenditures of $0.7 million. Net cash provided by financing activities during the nine months ended September 30, 2005 was $28.6 million which consisted of $29.6 million of proceeds from the issuance of common stock in our September 2005 private placement and $0.5 million of borrowings to finance equipment purchases, offset by $1.5 million used in the repayment of equipment notes.
Our contractual obligations for equipment notes, operating lease payments in connection with the lease of our current facility, contract research organization obligations, and milestone payments as of September 30, 2005, have not materially changed since December 31, 2004.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we recently completed the dosing portion of a safety and tolerability study in Alzheimer’s patients and we commenced dosing in a Phase 2a clinical trial in November 2005. In addition, we are also reviewing and analyzing data provided to us by Roche with respect to MEM 1414 and MEM 1917 to determine whether to proceed with clinical trials for either or both of them. Finally, Roche’s two-year obligation to provide funding for research collaboration efforts under the 2003 Roche Agreement ended on September 30, 2005. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through 2006. Our future cash requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding from our collaborations;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 and the terms of any such collaborations;

➢	whether we choose to proceed with the clinical development of MEM 1414 and/or MEM 1917;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
Currently we have no committed sources of capital. In the future, if we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may have to obtain capital through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Failure to raise adequate capital in the future would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders will experience significant dilution. We also have the ability to significantly curtail certain expenditures because a significant amount of our costs are not fixed, thereby extending the period that reduced operations can continue.
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
We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. As of September 30, 2005, we had an accumulated deficit of approximately $148.5 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock on April 8, 2004, the closing date of our initial public offering. We expect to incur substantial net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
All of our revenue to date has been derived from license fees, milestone payments and payments for research and development services under our 2002 and 2003 Roche Agreements. Substantially all of the potential revenue under our collaboration agreements depends on our reaching specified milestones or achieving product sales, neither of which is within our control. We cannot assure you that any external financing we seek will be available on favorable terms, if at all. We have not completed development of any drugs, and we do not expect that any drugs resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenue from the sale of products based on our drug candidates.
Our drug candidates and programs are novel and in the early stages of development. As a result, it is difficult to predict accurately if and when we will achieve the development goals we establish for these compounds and drug candidates.
We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. All of our current drug candidates are at an early stage of development. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. From time to time, we may establish and announce certain development goals for our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. For example, while we have announced that we anticipate completing the Phase 1 clinical trial of MEM 3454 by the end of the first quarter of 2006, we cannot assure you that we will be able to achieve this development goal on the time schedule that we have planned.
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
We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced drug candidate.
Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. We have entered into three collaborations to date for programs in the preclinical stage of development. It may be difficult, however, for us to find third parties that are willing to enter into collaborations for our other development programs or programs at an early stage. If we are not able to enter into additional collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for these programs, at our own expense. If we do enter into other collaborations or arrangements for our early stage programs, we may not accurately assess the commercial potential or target market for a program and may relinquish valuable rights to that program.
We have funded our MEM 1003 program on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.
We are dependent upon our collaboration partners to conduct clinical trials and to manufacture, market and sell our products.
Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into three collaborations, two with Roche and one with Amgen. These collaborations are for compounds representing three of our four development programs. In addition, the Roche collaborations represent all of our revenue to date. We do not have day-to-day control over the activities of our collaboration partners, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche and Amgen have, and any other collaborators will have, significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. In addition, either Roche or Amgen or any other future collaboration partner may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a clinical development program under circumstances where we might have continued such a program. For example, in April 2005, Roche decided not to pursue further clinical development, on its own, of the two named compounds under our 2002 PDE4 inhibitor collaboration, MEM 1414 and its back-up candidate, MEM 1917. As a result, in August 2005, we amended our 2002 Agreement with Roche in order to reacquire the rights to MEM 1414 and MEM 1917. We are currently reviewing data developed by Roche for these two drug candidates to determine if we believe that they merit additional development effort. We cannot assure you that we will continue the development of either of these drug candidates. Although we continue to work with Roche on other potential drug candidates from our PDE4 inhibitor program, we cannot assure you that Roche will choose to pursue their clinical development.
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
Under our collaboration agreements, our collaboration partners’ termination rights include the ability to terminate the collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our 2003 Roche Agreement, Roche has the right to obtain an exclusive license for any product covered by that agreement, which currently includes MEM 3454 and MEM 63908, following the completion of Phase 2a clinical trials by making payments to us upon our achievement of certain developmental milestones. Alternatively, Roche has the right to terminate its license option with respect to MEM 3454, MEM 63908 or any other product covered by that agreement on a product-by-product basis at certain times during the development of the product. If Roche decided not to maintain its license option with respect to a product under our 2003 Roche Agreement, we would not receive further milestone payments or other support from Roche for that product’s continued development. Our 2005 Amgen Agreement provides that upon the occurrence of certain events, including a change of control (which, under certain circumstances, could be triggered by a sale of 20% of our shares), certain rights and obligations under that agreement terminate (subject to reinstatement in certain cases), including our right to participate in the collaboration and Amgen’s obligations to fund our research and development and to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors. If Roche, Amgen or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates would be delayed and our ability to realize milestone payments and royalty revenue would be adversely affected.
Our collaborations are subject to many risks, which could prevent us from developing and commercializing our drug candidates.
We are dependent on our collaboration partners for drug development and commercialization. Our existing collaborations and any future collaboration may not be scientifically or commercially successful. In addition, any collaboration partner may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our drug candidates. Additional risks that we face in connection with our collaborations include the following:
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
Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire. The termination of any collaboration that we enter into could adversely affect the future prospects of drug candidates being developed under that collaboration and our ability to commercialize those drug candidates. Under the terms of our 2005 Amgen Agreement, if we fail to complete the transfer to Amgen of certain technology and certain biological and chemical materials within 60 days of the effective date of that agreement, or if Amgen disputes completion of this transfer, Amgen has the right to terminate our agreement. Any termination or expiration of a collaboration would adversely affect us financially and could harm our business reputation. In such event, we might be required to devote additional resources to a development program or a drug candidate, seek a new collaborator, or abandon the development of a drug candidate, or an entire development program, any of which could have a material adverse effect on our business.
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
The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of safety and efficacy. We have invested in and continue to invest substantial resources in this capability. However, our drug candidates are at an early stage of development and only one drug candidate has progressed into a Phase 2a clinical trial, as a result, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA or by similar agencies in other countries.
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
Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy in humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include institutional review board, or IRB, or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.
In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND. While we have obtained an IND for MEM 1003, we cannot assure you that we or our collaborators will be successful in obtaining an IND for any other drug candidate. In connection with obtaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the clinical trials conducted in foreign countries. For example, we recently completed the dosing portion of a safety and tolerability study in Alzheimer’s patients and we have commenced dosing in a Phase 2a clinical trial for MEM 1003. Our submission to the FDA to commence the Phase 2a clinical trial included certain results from the safety and tolerability study in Alzheimer’s patients that we conducted for MEM 1003, and results from a three-month animal toxicology study of MEM 1003, which we conducted on the FDA’s recommendation.
We anticipate completing the Phase 2a clinical trial in the first half of 2007. We cannot assure you that we will complete the Phase 2a clinical trial on the time schedule that we have planned. In addition, we cannot assure you that the additional studies and clinical trials that we conduct will support our earlier results for MEM 1003. If we are unable to satisfy the FDA with the results of the studies we have conducted or are currently conducting with respect to MEM 1003, we may face delays in proceeding with the Phase 2a or future clinical trials for MEM 1003 in the US, or we could be prevented from proceeding with MEM 1003 in the US.

It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:
➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical study or adverse medical events during a clinical trial could cause delays in the completion of the preclinical test or clinical study, or could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA or foreign regulatory authority could impose conditions on the scope or design of a clinical trial;

➢	the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or to revise a clinical trial protocol after the clinical trial has commenced;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products; and

➢	we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials as a result of manufacturing or quality assurance issues.
In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the eligibility criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment has become particularly challenging for clinical trials that involve patients with Alzheimer’s disease. For example, in preparation for a Phase 2a clinical trial for MEM 1003, in January 2005 we commenced a safety and tolerability study in patients with Alzheimer’s disease. While we have now completed dosing in the safety and tolerability study of MEM 1003, the timing for the completion of this study was extended twice as a result of, among other factors, a continued low rate of patient enrollment. We commenced dosing in the Phase 2a clinical trial for MEM 1003 in November 2005 and anticipate dosing up to approximately 180 patients with Alzheimer’s disease at multiple centers across the US over the course of the clinical trial. However, our ability to complete that trial in the time frame that we have planned will depend upon our continuing to achieve sufficient patient enrollment to support the design of the trial. We cannot assure you that we will be successful in achieving and maintaining a level of patient enrollment sufficient to complete dosing in the Phase 2a clinical trial on the time schedule that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products.
We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. For example, we currently anticipate completing the Phase 1 clinical trials for MEM 3454 by the end of the first quarter of 2006 and commencing the Phase 2a clinical trial for MEM 3454 during the first half of 2006. However, we cannot assure you that the Phase 1 clinical trial for MEM 3454 will be completed in the time frame that we have planned or that the Phase 2a clinical trial for MEM 3454 will commence in the anticipated time frame. Delays in our clinical trials or rejections of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing would adversely affect our development programs and other operations.
Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, payments for research and development services and other payments required to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations through 2006. We will, therefore, need to raise additional equity or other financing to finance our future requirements. We may not be able to obtain additional financing on acceptable terms or at all.
If we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we will have to reduce or delay our efforts with respect to certain of our drug development candidates and our exploratory research programs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we are funding a multi-center Phase 2a clinical trial. In addition, we are currently reviewing and analyzing data provided to us by Roche with respect to MEM 1414 and MEM 1917 to determine whether to proceed with clinical trials for either or both of these drug candidates, alone or with a collaborator. Finally, Roche’s two-year obligation to provide funding for research collaboration efforts under the 2003 Roche Agreement was fulfilled in September 2005.
Our future capital requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding from our collaborations with Roche and Amgen;

➢	whether we are able to enter into a collaboration with regard to MEM 1003 and the terms of any such collaboration;

➢	whether we choose to proceed with the clinical development of MEM 1414 and/or MEM 1917, alone or with a collaborator;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
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
We have experienced turnover in our senior management and we have also added new members to our senior management team, including James R. Sulat, our President and Chief Executive Officer. It may take time for the new members of our management team to be fully integrated into our organization. If our management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet our objectives could be severely impaired. If we continue to experience turnover of senior management, our business, our stock price and investor confidence in us may be adversely affected.
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
We have no manufacturing experience, and we currently lack the resources and capability to develop formulations and manufacture any of our drug candidates on a clinical or commercial scale. We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development, and we do not currently intend to do so in the foreseeable future. As a result, we are dependent on third parties, including our collaboration partners, for the formulation and manufacture of clinical and commercial scale quantities of our drug candidates. If we or our collaborators are unable to secure an adequate supply of our compounds under development, or if the third parties we contract with are unable to develop effective formulations or to timely manufacture our drug candidates for our clinical trials in accordance with our specifications and timely deliver the drug candidates to the appropriate clinical trial sites, we may encounter delays in our clinical trials. Although we believe that there are an adequate number of suppliers for compounds such as ours, we could experience a shortage of suppliers, or an interruption in supply if a supplier relationship were terminated, that could have an adverse effect on our or our collaborators’ ability to supply products. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner.
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
Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We, our collaborators or our licensors file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our drug candidates as well as uses of new chemical entities in the treatment of CNS diseases.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products for the length of term of patent protection that we may have for our or our collaborators’ products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technologies. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products or those developed by our collaborators can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.
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
Under our agreement with Bayer, we have the first right, but not the obligation, to enforce the patent rights covered under the agreement with respect to infringement or interference by any third party. Under our collaborations with Roche, Roche has the first right to bring an action with respect to the infringement of patent rights covered under the applicable agreement. In the event that Roche does not exercise this right, we retain the right to bring the infringement action. Under our 2005 Amgen Agreement, Amgen has the sole and exclusive right to enforce the patent rights under that agreement .We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.
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
Any successful infringement action brought against us, our collaborators, or our licensors may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we may suffer adverse consequences from a successful infringement action against us, our collaborators or our licensors even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us, our collaboration partners or our licensors would likely delay the regulatory approval process, harm our competitive position, be very costly and require significant time and attention of our key management and technical personnel.
Risks Related to our Common Stock
Our executive officers, directors and their affiliates have the ability to significantly influence all matters submitted to stockholders for approval.
As of November 10, 2005, our executive officers, directors and their affiliates beneficially owned shares representing approximately 26.8% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.
Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.
The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
➢	announcements regarding the results of preclinical tests or clinical studies involving our product candidates;

➢	disputes, modifications, terminations or other developments regarding our collaborations;

➢	announcements regarding new collaborations or changes to current collaborations;

➢	announcements regarding technological innovations or new products by us, our collaboration partners or our competitors;

➢	changes in the market valuations of similar companies;

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	developments relating to patents and other intellectual property rights, including disputes with licensors or other third parties, litigation matters and our ability to obtain patent protection for our chemical compounds or technologies;

➢	FDA or international regulatory actions;

➢	additions to or departures of our key personnel;

➢	actual or anticipated variations in quarterly operating results;

➢	changes in financial estimates by, or expectations of securities analysts; and

➢	sales of our common stock.
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
Provisions of our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions include:
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
We completed our initial public offering in April 2004. Prior to our initial public offering, you could not buy or sell our common stock publicly. After our initial public offering, the average daily trading volume for our common stock has been limited, and as a result, any purchases and sales can have a significant effect on our stock price. An active public market for our common stock may not continue to develop or be sustained. In addition, if our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. On September 23, 2005, we completed a private placement in which we sold 16,112,158 shares of our common stock at $1.90 per share and issued five-year warrants to purchase an additional 5,639,232 shares of our common stock with an exercise price of $2.22 per share. We filed a registration statement with respect to these shares, which was declared effective by the SEC on November 7, 2005. Our stock price may decline as a result of the sale of shares of our common stock pursuant to the prospectus included in that registration statement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2004.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: November 11, 2005

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