Form 10-K
period 2005-12-31
MEMORY PHARMACEUTICALS CORP
filed 2006-03-31
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $32,567,901 (based on the last reported sale price on the NASDAQ National Market on that date).
As of March 15, 2006 the registrant had 37,758,140 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MEMORY PHARMACEUTICALS CORP.
2005 FORM 10-K ANNUAL REPORT

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
PART I
Item 1. Business.
OVERVIEW
We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of central nervous system (CNS) conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia, bipolar disorder and depression. Although therapies for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression have been available for a number of years, many of the approved drugs for these disorders are not effective in a large number of patients and can produce significant side effects.
Our potential CNS therapies are primarily designed to address biological targets within important cellular pathways thought to underlie CNS disorders. As a consequence, we believe that our approach could lead to the development of treatments for a number of major neurological and psychiatric disorders and that the relative specificity with which we target these neuronal signalling pathways provides an opportunity to develop drugs with reduced side effect profiles.
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
We currently have drug candidates in clinical development for the treatment of Alzheimer’s disease, schizophrenia, and bipolar disorder. We also have drug candidates in preclinical development for Alzheimer’s disease and depression. Our early drug discovery pipeline includes compounds that we are optimizing for the treatment of these and other CNS disorders.
We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. To date, we have entered into two separate collaborations with F. Hoffman – La Roche Ltd. / Hoffman – La Roche, Inc., or Roche, one for the development of our PDE4 inhibitors, and the other for the development of our nicotinic alpha-7 agonists. We have also entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors. In addition to our collaborations, we have entered into a development agreement with The Stanley Medical Research Institute, or SMRI, for the development of MEM 1003 as a treatment for bipolar disorder. As of December 31, 2005, we had received $59.1 million in upfront license fees, research and development funding, milestone payments and equity investments under our collaborations with Roche and Amgen and our development agreement with SMRI.
MARKET OVERVIEW
According to the World Health Organization (WHO), over 180 million people worldwide suffer from CNS disorders that exhibit significant impairment of memory and other cognitive functions. These disorders include neurological diseases associated with aging, such as Alzheimer’s disease and certain psychiatric diseases including schizophrenia and depression. The cognitive deficits associated with these disorders result in symptoms ranging from mild impairment of short-term and long-term memory to the inability to engage in cogent conversation and perform routine tasks. We expect the market for drugs treating these diseases to grow significantly over the next several decades as the baby boomer generation ages, life expectancies increase and improved drugs and diagnostic techniques are developed to address these diseases.
Alzheimer’s disease is a degenerative neurological disorder that progressively impairs a person’s cognitive function and gradually destroys the brain. It is the number one cause of dementia, and there is no known cure for Alzheimer’s disease. The period of time from onset until patient death averages eight years and can be as long as 20 years. The Alzheimer’s Association reports that approximately 4.5 million people in the US suffer from Alzheimer’s disease, which represents approximately 10% of the US population over the age of 65 and nearly half of those over the age of 85. According to the Alzheimer’s Association, by 2050, the number of Americans with Alzheimer’s disease could range from approximately 11 to 16 million. National direct and indirect costs of caring for individuals with Alzheimer’s disease are at least $100 billion a year, according to estimates used by the Alzheimer’s Association and the National Institute on Aging.
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
Bipolar disorder is a psychiatric condition that causes unusual shifts in a person’s mood, energy, and ability to function. According to the National Institute for Mental Health, or the NIMH, in any given year bipolar disorder affects approximately 5.7 million American adults, or about 2.6% of the US population age 18 and older. Bipolar disorder is a long-term illness that must be carefully managed throughout a person’s life. There are a number of drugs approved for the treatment of various phases of bipolar disorder (mania, maintenance, depression), but there is still a significant unmet need for agents with novel mechanisms of action and improved safety and tolerability profiles.
Depression is a psychiatric condition characterized by excessive sadness, lack of energy and loss of interest in day-to-day activities. In addition, cognitive deficits, such as difficulty concentrating, remembering and making decisions, are common complaints of those suffering from the disease and are now recognized as elements of depression. Depression can last for many years and can require long periods of treatment. According to IMS Health, 2004 antidepressant sales were $20.3 billion worldwide. There are currently no drugs approved for the treatment of the cognitive dysfunction associated with depression.
SCIENTIFIC BACKGROUND
Central nervous system and memory
The CNS is comprised of a network of nerve cells, known as neurons, that enable sensation, memory, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this transmission to occur, neurons secrete chemicals, known as neurotransmitters, that bind to receptors on a neighboring neuron. Serotonin, dopamine and acetylcholine (ACh) are examples of neurotransmitters. Neurotransmitter signaling can lead to the activation of a specific class of molecules known as second messengers, which can both relay electrical signals and amplify their strength. Cyclic adenosine monophosphate, or cAMP, cyclic guanosine monophosphate, or cGMP, and calcium are examples of second messengers. Second messengers are known to play a key role in many intracellular processes of direct relevance to the formation and stabilization of memories.
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
Through pioneering research conducted over more than 30 years, Nobel Laureate Dr. Eric Kandel, one of our founders, identified critical cellular pathways involved in the formation of both short-term and long-term memories. In addition, Dr. Kandel identified specific targets that are believed to be critical to the process of long-term memory formation and certain classes of compounds that can have restorative effects on the impairment of long-term memory. These findings were published in the 1990s and served as the cornerstone of our scientific foundation.
Memory and cognitive disorders
It is well recognized that memory loss and other cognitive impairments are key characteristics of Alzheimer’s disease and other dementias. It is less widely recognized, however, that memory loss and other cognitive impairments frequently occur in psychiatric disorders such as schizophrenia, and depression. For example, many people who have Alzheimer’s disease tend to suffer from depression and, conversely, depressed patients tend to experience significant cognitive decline. Symptoms such as difficulty concentrating, remembering and making decisions are recognized as elements of depression and Alzheimer’s disease. Likewise, common manifestations of schizophrenia and Alzheimer’s disease include the inability to correctly process new information, retrieve information and react appropriately to environmental stimuli. The hallucinations and delusions of schizophrenic people can be traced to misprocessed information or the inability to filter out and decipher common background noises. In recognition of the possible involvement of cognitive dysfunction in schizophrenia, the NIMH has established an initiative to address the impairments in cognition that appear to be present in many schizophrenic patients.
UNMET THERAPEUTIC NEEDS
Therapies for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression have been available for a number of years. However, many of the approved drugs for these diseases are not effective in a large number of patients, can produce significant side effects and, in the case of Alzheimer’s disease, lose their effectiveness over time. For example, only about 50% of people taking acetylcholinesterase inhibitors, the most commonly prescribed drug class for Alzheimer’s disease, show even modest improvements in the major symptoms of the disease. Moreover, the benefits derived from taking these drugs typically last for only six to nine months. Of patients taking selective serotonin reuptake inhibitors, or SSRIs, the largest category of antidepressants, 30% to 45% have no clinical response. In addition, current therapies for the treatment of schizophrenia, and depression do not address the cognitive impairments associated with these disorders. In addition to efficacy limitations, the majority of patients taking currently approved drugs for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression experience one or more side effects. These can include, depending on the drug, headaches, nausea, nervousness, insomnia, agitation, weight gain and sexual dysfunction. Side effects occur because the biological mechanisms targeted by these drugs are not only involved in the neuronal pathways implicated in the disease but are also involved in multiple other bodily functions. These side effects can be so severe at higher dosage levels that in order to make the drug tolerable, the actual doses administered must be moderated. This, in turn, reduces the effectiveness of the treatment.
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
THE MEMORY PHARMACEUTICALS DRUG DEVELOPMENT APPROACH
We are focused on the discovery and development of CNS drugs that impact biological targets believed to play a critical role in memory formation and cognition and which may also be implicated in other CNS conditions, such as bipolar disorder. Based on our understanding of neuronal pathways, we are targeting specific subcategories of neurotransmitter receptors, specific enzymes that regulate second messengers and protein channels that modulate the flow of second messengers such as calcium. We screen, optimize and develop highly selective compounds for these targets. Through this approach, we believe we can address many of the debilitating symptoms of several neurological and psychiatric disorders and potentially slow or halt the progression of some of these diseases. Compared with current alternatives for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression, we believe that drug candidates we develop may provide enhanced efficacy and may have an improved side effect profile.
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
We design our drug discovery process with the goal of significantly enhancing our ability to develop high quality drug candidates on an accelerated basis and to reduce our risk of failure in the clinical trial process. We believe that this approach helped us to secure our collaborations with Roche and Amgen, each of which was entered into following preclinical tests of our compounds, and our development agreement with SMRI. As of December 31, 2005, we had received $59.1 million in upfront license fees, research and development funding, milestone payments and equity investments under our collaborations with Roche and Amgen and our development agreement with SMRI.
THE MEMORY PHARMACEUTICALS STRATEGY
Our goal is to be a leading biopharmaceutical company focused on the discovery and development of drug candidates for the treatment of CNS disorders, many of which exhibit significant impairment of memory and other cognitive functions. In order to achieve this goal, we:
➢	Aggressively pursue the discovery and development of drug candidates in large disease markets in which there are significant unmet medical needs. We are initially focused on the discovery and development of drug candidates for major CNS disorders for which the market opportunities are extensive and current therapies generally provide limited effectiveness and undesirable side effects. These diseases include Alzheimer’s disease, schizophrenia, bipolar disorder and depression. We intend to apply our expertise in the future to encompass a wider spectrum of neurological and psychiatric disorders by expanding the application of existing compounds and optimizing new compounds for these and other disorders such as vascular dementia, mild cognitive impairment (MCI), Parkinson’s disease, age associated cognitive decline, memory impairment from coronary artery bypass grafting, attention deficit hyperactivity disorder, chemotherapy-induced cognitive impairment, obsessive compulsive disorder and alcohol-induced cognitive impairment.

➢	Leverage our extensive understanding of neuronal pathways and our interdisciplinary, accelerated drug development approach to yield multiple promising drug candidates. We use our knowledge of the critical pathways involved in memory formation to identify multiple targets that we believe are highly relevant to many different CNS disorders. We optimize compounds to act on targets that affect neuronal signaling pathways which are involved in multiple CNS disorders. We also seek to optimize compounds against multiple targets implicated in the same disorder. For example, for the treatment of Alzheimer’s disease, we have multiple drug candidates in preclinical and clinical development that act on different targets, including regulating cAMP, regulating neuronal calcium and acting as a partial agonist of the nicotinic alpha-7 receptor. In addition, one of these drug candidates regulating calcium is also being evaluated as a candidate for the treatment of bipolar disorder. Compounds in our PDE10 inhibitor program target the regulation of cAMP and cGMP and may be useful in the treatment of various neurological and psychiatric disorders.

➢	Establish collaborations with leading pharmaceutical and biotechnology companies to advance our drug candidates through clinical development and commercialization. We seek to leverage our pipeline of early-stage development candidates through collaborations with leading pharmaceutical and biotechnology companies. We believe that our focus on drug candidates with large market opportunities helps us secure these types of collaborations. We also believe that our rigorous approach to preclinical testing enables us to partner our programs relatively early in the development process and on terms more in line with those achieved at later stages of clinical development. We have collaborations with Roche for our PDE4 inhibitors and nicotinic alpha-7 agonists and with Amgen for our PDE10 inhibitors. We are exploring the potential for additional collaborations for the development of MEM 1003 and MEM 1414 and/or MEM 1917.

➢	Seek to selectively in-license or acquire additional compounds. We seek to selectively augment our internal drug discovery program through the selective in-licensing or acquisition of preclinical and clinical development stage compounds that we believe are relevant to the pathways involved in memory formation and cognition or that otherwise complement our development pipeline. We believe that our expertise in these pathways enables us to identify promising compounds that can be converted to promising CNS drug candidates.
OUR DRUG DEVELOPMENT PROGRAMS
Our drug development pipeline currently includes four programs (an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors and PDE10 inhibitors) with drug candidates in clinical and preclinical stages, and several other compounds with potential in our early stage pipeline. All of our drug candidates are small molecules designed for oral dosing. Our compounds that we have designated as drug candidates are as follows:

Stage of
Drug candidate	Mechanism	Target indication	development
MEM 1003	Neuronal L-type calcium channel modulator	Alzheimer’s disease Bipolar disorder	Phase 2a Phase 2a ready

MEM 3454	Nicotinic alpha-7 partial agonist	Schizophrenia and/or Alzheimer’s disease	Phase 2a ready

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase 1 completed

MEM 1917	PDE4 inhibitor	Alzheimer’s disease	Preclinical completed

MEM 63908	Nicotinic alpha-7 partial agonist	Alzheimer’s disease	Preclinical

MEM 1003 for the treatment of Alzheimer’s disease and bipolar disorder
Overview of Alzheimer’s disease
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
The exact cause of Alzheimer’s disease is currently unknown. The brains of all Alzheimer’s patients exhibit two characteristic pathological abnormalities: amyloid plaques and neurofibrillary tangles. Plaques are clumps of protein that form deposits around neurons, while tangles are composed of modified tau proteins that accumulate inside neurons. Plaques and tangles are thought to interfere with normal neurotransmitter function and to have toxic effects on neurons. Preclinical data from several laboratories suggests that the amyloid protein from which plaques are formed disrupts the function of the nicotinic alpha-7 receptor, which modulates neurotransmitter activity known to be required for the formation of long-term memories and possibly other cognitive functions as well. Tau protein may be modified by calcium-sensitive enzymes which make it susceptible to forming aggregates, the formation of which may be reduced by calcium channels modulators.
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
Current therapies for the treatment of Alzheimer’s disease
The principal treatments currently approved for Alzheimer’s disease belong to a class of drugs called acetylcholinesterase inhibitors. Cholinergic neurons, or neurons that synthesize and release ACh, are among the first to be affected by Alzheimer’s disease. Therefore it was originally thought that addressing the ACh deficit would have a significant therapeutic impact on Alzheimer’s disease. Acetylcholinesterase inhibitors are designed to impede the breakdown of ACh by an enzyme called acetylcholinesterase and work to keep levels of ACh high, despite the damage or death of cells producing ACh. Despite the relationship between ACh and Alzheimer’s disease, acetylcholinesterase inhibitors are not particularly effective in either treating the symptoms or stopping the progression of the disease. Only about 50% of patients taking acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease experience even a modest improvement in symptoms. For those who show improvements, these benefits typically last for only six to nine months.
Acetylcholinesterase inhibitors produce a variety of side effects, including nausea, vomiting, loss of appetite, diarrhea and muscle cramps. These side effects significantly limit the drug dosage that can be safely administered, thereby restricting the ability to dose at levels that might further slow the deterioration of neurons and impact the progression of the disease.
Another category of drugs, NMDA-receptor antagonists, is designed to mitigate the impact of excessive glutamate release by blocking N-methyl-D-aspartate, or NMDA, receptors. There is only one drug in this class that has been approved in the US for treatment of moderate to severe cases of Alzheimer’s disease.

There have also been numerous attempts to develop drugs for Alzheimer’s disease that directly target the characteristic plaques and tangles. While there are drug development programs that continue to focus on this mechanism of action, no drug candidates from these programs have been approved in the US.
MEM 1003 for the treatment of Alzheimer’s disease
MEM 1003, a CNS-optimized dihydropyridine, is a neuronal L-type calcium channel modulator that we are developing for the treatment of Alzheimer’s disease. By blocking L-type calcium channels, MEM 1003 may regulate the flow of calcium.
We have conducted preclinical tests of MEM 1003 in vitro as well as in animal models. In our in vitro tests, MEM 1003 significantly blocked and regulated the function of neuronal L-type calcium channels in brain slices and single cell cultures. In addition, we have conducted animal tests of MEM 1003 to assess its effect on learning and memory in four different species of both healthy and cognitively impaired animals of varying ages, including aged non-human primates. In each of these tests, MEM 1003 improved memory and learning.
In July 2003 we completed dose-escalating, double-blind, placebo-controlled Phase 1a and 1b trials, known as our Phase 1a and 1b UK trials, with 125 healthy volunteers in the United Kingdom to evaluate the safety and tolerability profile resulting from single or multiple doses of MEM 1003. Over a dose range of up to 180 milligrams, given twice daily, which was the maximum dose tested, MEM 1003 was generally well tolerated. For doses of MEM 1003 up to the maximum tested, neither young nor elderly (over age 55) volunteers experienced any clinically significant side effects.
In addition to testing safety, we assessed cognitive enhancement in 40 of the volunteers from our Phase 1b UK trial. Both young and elderly healthy volunteers were tested using the Cognitive Drug Research (CDR) battery. In these tests, there were statistically significant positive effects on several of the cognitive measures of longer-term aspects of memory.
In September 2005, we completed a Phase 1b safety and tolerability study in patients with Alzheimer’s disease under a US Investigational New Drug (IND) application, known as our Phase 1b safety and tolerability study, to assist us in assessing the differences in the safety and tolerability profile of MEM 1003 in healthy volunteers and Alzheimer’s patients for purposes of designing the Phase 2a study. The Phase 1b safety and tolerability study was a single-center, randomized, double-blind, placebo-controlled clinical study and consisted of two segments, a double-blind dose escalation segment and a double-blind multiple dose treatment segment. In the first segment of the study MEM 1003 or placebo was administered to 49 patients two times on one day. Patients in this segment of the study were treated at escalating doses of MEM 1003 that reached 120 milligrams per dose two times per day. In the double-blind multiple dose treatment segment, 32 patients received 120 milligrams of MEM 1003 or placebo twice daily for a period of ten days. Vital signs such as heart rate, diastolic and systolic blood pressure both supine and standing were measured at various times during each segment of the study. During the second segment, cognitive function was measured using the CDR battery and the Alzheimer’s Disease Assessment Scale – cognitive subscale (ADAS-cog).
MEM 1003 was safe and generally well tolerated in the Phase 1b safety and tolerability study. The results of this study also indicated that 10 days of exposure to MEM 1003 did not result in a statistically significant increase or decrease in cognition.
In November 2005, we commenced a Phase 2a multi-center, randomized, double-blind, placebo-controlled study to evaluate the safety and efficacy of two dose levels of MEM 1003 in approximately 180 patients with mild to moderate Alzheimer’s disease under our US IND, known as our Phase 2a AD clinical trial. Patients participating in this Phase 2a AD clinical trial are randomized at enrollment into one of three treatment groups — 30 milligrams of MEM 1003 twice a day, 90 milligrams of MEM 1003 twice a day or placebo twice a day. During the double-blind treatment segment of the study, patients receive MEM 1003 or placebo for a period of 12 weeks, which is followed by a four week single-blind placebo treatment. The primary outcome measure of the trial is a twelve-week change in patients’ ADAS – cog scores. Secondary measures will assess changes in activities of daily living, behavior and global function.
We are experiencing slower than anticipated enrollment in the Phase 2a AD clinical trial. As a result, while we still expect to complete this Phase 2a AD clinical trial in the first half of 2007, we will not be able to achieve this goal unless the rate of patient enrollment significantly increases during this time frame. We are currently exploring alternatives for increasing the enrollment rate in the Phase 2a AD clinical trial.
We are funding the Phase 2a AD clinical trial for MEM 1003 ourselves. However, we are also exploring the potential for a collaboration for MEM 1003.

Overview of bipolar disorder
Bipolar disorder is characterized by profound cyclical changes in a person’s mood, energy and ability to function. It involves dramatic mood swings — from overly “high” and/or irritable to sad and hopeless, and then back again, often with periods of normal mood in between. Severe changes in energy and behavior go along with these changes in mood. The periods of highs and lows are called episodes of mania and depression, respectively and typically recur throughout a person’s life. Between episodes, most people with bipolar disorder are free of symptoms, but as many as one-third of people have some residual symptoms. A small percentage of people experience chronic unremitting symptoms despite treatment. The diagnosis of bipolar disorder is based on the presence — or a past history — of manic or hypomanic episodes together, in most cases, with episodes of depression. Symptoms can vary significantly from episode to episode in terms of intensity, duration and the rapidity of cycling.
Bipolar disorder typically develops in late adolescence or early adulthood. However, some people have their first symptoms during childhood, and some develop them late in life. It is often not recognized as an illness, and people may suffer for years before it is properly diagnosed and treated.
The classic form of this illness, which involves recurrent episodes of mania and depression, is called bipolar I disorder. Some people, however, never develop severe mania but instead experience milder episodes of hypomania that alternate with depression; this form of the illness is called bipolar II disorder. When four or more episodes of illness occur within a 12-month period, a person is said to have rapid-cycling bipolar disorder. Some people experience multiple episodes within a single week, or even within a single day. Rapid cycling tends to develop later in the course of the illness and is more common among women than among men.
Current therapies for the treatment of bipolar disorder
Because bipolar disorder is a recurrent illness, long-term preventive treatment is strongly recommended and almost always indicated. The cyclical character of bipolar disorder has lead to segmentation of the market and the labeled indications (acute mania, maintenance and bipolar depression). Accepted mood stabilizers include lithium, valproate (Depacote), tegretol and other anti-convulsant agents. Atypical antipsychotic medications, including clozapine, olanzapine, risperidone, quetiapine, and ziprasidone have been approved for use in bipolar disorder. The initial labelling for these products has been in the treatment of acute mania, but many of them are now being studied for the longer-term “maintenance” indication as well.
MEM 1003 for the treatment of bipolar disorder
In December 2005, we entered into a development agreement with SMRI, pursuant to which we plan to conduct a Phase 2a clinical trial of MEM 1003 in acute mania in bipolar disorder. We refer to this trial as our Phase 2a bipolar disorder trial. We currently plan to commence this trial in the first half of 2006.
The molecular and cellular basis for bipolar disorder is poorly understood and there are no animal models that faithfully reproduce the cyclic course of illness that is the hallmark of this condition. Most of the drugs currently approved for the treatment of bipolar disorder were first developed and approved as either anti-psychotics (and only, later, as anti-manic agents in bipolar disorder) or anti-epileptics (and only, later, as mood stabilizers in bipolar disorder). Lithium has been used as a treatment for bipolar disorder for decades, but the specific biochemical mechanism of lithium’s action is still unknown. These current therapies are not efficacious in all patients and/or show only limited benefit. In addition, they often produce a variety of side effects.
Studies with certain readily accessible tissues (e.g. platelets, lymphocytes and olfactory epithelial neurons, or even post-mortem brain samples) have revealed elevated intracellular calcium levels, abnormal calcium signaling responses or changes in the expression of genes related to calcium signaling pathways in patients with bipolar disorder, when compared to normal controls. It has been postulated that at least part of the efficacy of some mood stabilizers may be based on the normalization of calcium levels in the cells of bipolar disorder patients that can be seen with chronic treatment.
A number of case studies and open label trials have reported positive results when using calcium channel blockers as a treatment for acute mania. We believe that a CNS-optimized dihydropyridine (like MEM 1003) if tested in a well-controlled randomized clinical trial may be able to achieve efficacy and may demonstrate a superior safety profile in this indication.
MEM 3454 for the treatment of schizophrenia and/or Alzheimer’s disease
Overview of schizophrenia
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
Current therapies for the treatment of schizophrenia
Current drug treatments for schizophrenia modulate primarily the level of the neurotransmitter dopamine by blocking the actions of this neurotransmitter at the receptor level. This approach is based on the belief that decreasing the activity of the receptor negates the impact of the increase in the neurotransmitter. Other drug therapies target multiple neurotransmitter systems and receptors. Approximately 30% of individuals with schizophrenia do not respond to current medications at all and, even for those who benefit, these drugs often do not address the social withdrawal, affective changes and emotional behavior associated with the disease. Moreover, existing drugs are not designed to address or resolve the cognitive impairments associated with this disease. Current drug therapies for schizophrenia produce a variety of side effects. In particular, some of these antipsychotic drugs may result in weight gain, which can lead to an increase in the incidence of Type II diabetes and stroke in patients with schizophrenia.
MEM 3454
MEM 3454 is a partial agonist of the nicotinic alpha-7 receptor that we are developing as a potential therapy for schizophrenia and/or Alzheimer’s disease. Studies have shown that schizophrenic patients can experience relief of symptoms through the administration of nicotine, which binds to nicotinic receptors. We believe that these nicotinic receptors play a significant role in long-term memory formation and other cognitive functions. Nicotine, however, is associated with significant side effects, including cardiovascular disease, and cannot effectively be used as a therapeutic agent.
One of the nicotinic receptors is the nicotinic alpha-7 receptor. The nicotinic alpha-7 receptor is a highly specialized receptor found in the CNS, particularly in the hippocampal region of the brain. This receptor modulates neurotransmitter activity known to be required for the formation of long-term memories, and we believe that it plays an important role in other cognitive functions as well. The nicotinic alpha-7 receptor has been linked genetically with schizophrenia. We believe that compounds acting on the nicotinic receptor could be beneficial in the treatment of schizophrenia. In addition, given the role of the nicotinic receptor in cognitive function, we believe it could also be beneficial for the treatment of Alzheimer’s disease.
An agonist is a molecule that binds to a receptor and mimics the action of the transmitter specific for that receptor. Full agonists tend to lose their ability to induce activity after repeated administration. Partial agonists, on the other hand, do not typically result in the same desensitization. We have combined our knowledge of receptor action in the brain with our understanding of nicotinic alpha-7 receptors to develop partial agonists for this receptor. MEM 3454 is the lead compound from our nicotinic alpha-7 partial agonist series.
MEM 3454 has demonstrated efficacy in several preclinical animal models of schizophrenia. MEM 3454 generated positive results in preclinical models of antipsychotic drug action, including the animals’ ability to process information in a coordinated fashion. MEM 3454 has also demonstrated activity in multiple animal models of cognition. In addition, in a preclinical test administering MEM 3454 for seven days, there was no evidence of weight gain in the animal models.
In February 2006, we completed a Phase 1 clinical trial program for MEM 3454 in healthy volunteers under Clinical Trial Applications that we filed with Health Canada. The single-center Phase 1 program consisted of four segments: a double-blind, placebo-controlled study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 3454, which involved 56 healthy young male volunteers; a standard food interaction study, which involved 12 volunteers; a single ascending dose study, which involved 15 elderly volunteers; and a randomized, double-blind, placebo-controlled multiple ascending dose (MAD) study to investigate the safety, tolerability and pharmacokinetics of three doses of MEM 3454 (15 milligrams, 50 milligrams, and 150 milligrams once per day for 14 days), which involved 48 healthy young male and female volunteers. The MAD study included cognition testing using the CDR battery. Preliminary cognitive data from the MAD study of the Phase 1 clinical trial program demonstrated that a 15 milligram dose of MEM 3454, administered once daily for a period of 13 days showed a statistically significant positive effect on the Quality of Episodic Secondary Memory (QESM), one of the study’s primary efficacy variables. QESM is a composite score derived from memory tests in the CDR battery that measure the efficiency with which study participants are able to remember words and pictures. This effect at 15 milligrams is consistent with our preclinical results for MEM 3454.
The other doses administered in the study did not show a similarly statistically significant positive effect, although there was a trend toward efficacy at the 50 milligram dose. Other domains in the CDR battery measure other cognitive effects such as psychomotor speed and attention, and while trends toward improvement were also seen on these domains at 15 milligrams of MEM 3454, the results were not as substantial as those obtained for the QESM domain.

We currently anticipate commencing a Phase 2 clinical trial of MEM 3454 in schizophrenia or Alzheimer’s disease in the first half of 2006.
Under our Amended and Restated 2003 Roche Agreement, Roche has the right to obtain an exclusive license for MEM 3454 following the completion of Phase 2a clinical trials for this drug candidate, by making payments to us upon our achievement of certain developmental milestones. If, at any point during the development of MEM 3454, Roche chose not to maintain its license option with respect to this drug candidate, we would not receive further milestone payments or other support from Roche for its continued development.
MEM 1414 for the treatment of Alzheimer’s disease
MEM 1414 is a PDE4 inhibitor for the treatment of Alzheimer’s disease. PDE4 inhibitors are designed to inhibit the activity of PDE4, the enzyme which breaks down neuronal cAMP. Studies have shown that administering PDE4 inhibitors can have a restorative effect on memory loss in animal models, including those of Alzheimer’s disease. Based on these findings, in addition to our own research on the neuronal pathways involved in Alzheimer’s disease, we believe that we may be able to treat this disease by increasing the levels of neuronal cAMP.
In preclinical tests of cognition in several species, MEM 1414 reversed memory deficits and demonstrated significant and sustained improvements in cognitive function over a wide dose range. Furthermore, after a single dose applied to a rat model, positive effects on long-term memory were sustained over a three-month period.
In February 2005, Roche completed a Phase 1 clinical trial program for MEM 1414. The Phase 1 program consisted of four trials: a double blind, placebo-controlled study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 1414, in which 32 volunteers received MEM 1414; a bioequivalence study, in which 15 volunteers received MEM 1414; a scopolamine challenge study, in which 38 volunteers received MEM 1414, and a MAD study, in which 40 healthy elderly volunteers received MEM 1414 for 14 days. At all doses tested in this Phase 1 clinical trial program, MEM 1414 was safe and generally well tolerated. There were no clinically significant abnormal laboratory findings and there were no serious adverse events reported in the SAD study that were attributable to the drug. The pharmacokinetics of MEM 1414 were linear at the dose ranges tested and the drug was rapidly absorbed after oral administration. Food and age had no significant effect on the bioavailability of MEM 1414. A total of 31 volunteers in the MAD study reported adverse events and these were randomly distributed among each of the dose groups and the placebo groups. The majority of the events were mild and only a few were classified as moderate in intensity. None of the reported moderate adverse events required treatment or dose adjustment and there were no subject withdrawals during the MAD study.
In April 2005, Roche decided not to pursue further clinical development of the two named compounds under our 2002 Roche Agreement, MEM 1414 and its back-up candidate, MEM 1917. In August 2005, we reacquired the rights to MEM 1414 from Roche. We have evaluated the data that we received from Roche and are currently exploring the potential for a new collaboration for MEM 1414. Any further development of MEM 1414 will be funded largely through such a collaboration. We cannot assure you that we will be successful in securing a new collaboration partner for MEM 1414 or that we will continue its development on our own.
MEM 1917 for the treatment of Alzheimer’s disease and depression
MEM 1917 is a PDE4 inhibitor and a back-up candidate to MEM 1414 for the treatment of Alzheimer’s disease. As is the case with MEM 1414, MEM 1917 is designed to inhibit the activity of PDE4, the enzyme that breaks down neuronal cAMP.
MEM 1917 is also a potential candidate for the treatment of depression. We believe that the pathways involved in memory formation may also be implicated in depression, although this link is not fully established or understood. If there are shared pathways in memory formation and depression, increasing levels of cAMP by inhibiting the action of PDE4 may remediate the neuronal imbalances and the cognitive impairments that occur in depressed patients.
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
In August 2005, we reacquired the rights to MEM 1917 from Roche, following Roche’s earlier decision not to pursue the clinical development of this drug candidate. We have evaluated the data that we received from Roche and are currently exploring the potential for a new collaboration for MEM 1917. Any further development of MEM 1917 will be funded largely through such a collaboration. We cannot assure you that we will be successful in securing a new collaboration partner for MEM 1917 or that we will continue its development on our own.
MEM 63908 for the treatment of Alzheimer’s disease
MEM 63908 is a partial agonist of the nicotinic alpha-7 receptor that we are developing as a potential treatment for Alzheimer’s disease.
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
We have conducted animal tests of MEM 63908 to assess its effect on learning and memory. We used various behavior assays to test the effect of MEM 63908 on memory and learning. In these tests, MEM 63908 improved learning and memory in healthy and aged cognitively impaired animals. MEM 63908 has also demonstrated a favorable profile in toxicological and safety studies.
Under our Amended and Restated 2003 Agreement with Roche, Roche has an exclusive license to MEM 63908.
PDE10 Inhibitor Program
PDE10 is an enzyme that has been shown to be present at high levels in neurons in areas of the brain that are closely associated with many neurological and psychiatric disorders. PDE10 degrades the intracellular signaling molecules cAMP and cGMP, molecules that are responsible for improving the function of many different cells in the body, including neurons. By inhibiting PDE10, levels of cAMP and cGMP are increased within neurons and the ability of these neurons to function properly is thereby improved. We believe that PDE10 inhibitors may be useful in treating a range of neurological and psychiatric disorders. We have identified two chemical series of compounds that have demonstrated effectiveness in the selective inhibition of PDE10 activity.
Under our 2005 Amgen Agreement, Amgen has an exclusive license to any PDE10 inhibitors that we develop.
Drug Discovery Programs
In addition to our preclinical and clinical drug candidates, we continue to work on new targets and new chemistries. We are testing a number of compounds in vitro and in animal models for efficacy, safety and toxicity. Our pipeline includes additional compounds that we are exploring for the treatment of Alzheimer’s disease, schizophrenia and depression. We intend to apply our expertise in the future to encompass a wider spectrum of neurological and psychiatric disorders by expanding the application of existing compounds and optimizing new compounds for these and other disorders such as vascular dementia, MCI, Parkinson’s disease, age associated cognitive decline, memory impairment from coronary artery bypass grafting, attention deficit hyperactivity disorder, chemotherapy-induced cognitive impairment, obsessive compulsive disorder and alcohol-induced cognitive impairment.
RESEARCH AND DEVELOPMENT
Our drug discovery programs are designed to yield effective and safe drug candidates. By performing benchmark safety and efficacy tests early in the process and only advancing the most promising drug candidates, we believe that we are able to accelerate the overall drug development timeline and provide higher quality drug candidates with reduced risk of failure in clinical trials. We strive to achieve a high level of productivity in our drug discovery and development programs in part through the close integration of our research group and development group.
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
Animal model screening processes
We have developed a series of assays that act within progressively more complex and realistic biological environments in order to systematically evaluate potential drug candidates for their effect on memory and other cognitive functions. The process begins with cell-based assays performed in test tubes, which assist us in understanding the biochemical effect of compounds. Next, proprietary assays are used to measure electrical activity in brain slices of rats and mice. These sophisticated neurobehavioral assays allow us to determine the neurophysiological effect of compounds before using more complex and expensive animal models. Finally, we have developed animal behavior models, using both young and old rats and mice that allow us to assess different aspects and phases of long-term memory and cognition. We use naturally-aged impaired mice and rats for these studies, which we believe ensures a more realistic physiology than would be available in young animals with artificially-induced age characteristics. We believe that the animal models we have developed and employ enhance our ability to predict promising drug candidates on a more focused and informed basis.
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
An anatomical and functional feature of the brain that makes it difficult to formulate CNS-specific therapeutics is the blood-brain barrier. This barrier can prevent drugs from entering the brain from blood vessels. We have significant expertise and experience in using rat and mouse models to assess the plasma/brain ratios of compounds in a steady state, which is indicative of a compound’s ability to penetrate the blood-brain barrier. We control these analytical tests by conducting these analyses in our own laboratories, which are designed to meet Good Laboratory Practice standards, as mandated by the Food and Drug Administration (FDA).
Bioinformatics and information technology systems
We deploy an advanced informatics infrastructure to support our research and development efforts. Our hardware infrastructure includes a high-speed internal network with data integrity and security measures. Our software infrastructure is tailored to address our specific needs, including research logistics, scientific data management and analysis. Productivity-enhancing systems have been put in place to handle many routine aspects of conducting pharmaceutical research. An enterprise-wide scientific data management system captures critical information on chemical structures and associated biological data to create a shared knowledge-base designed to accelerate the drug development process. We employ scientists cross-trained in information technology to assess and implement commercially available scientific computing tools or to develop new tools internally.

COLLABORATIONS, DEVELOPMENT AGREEMENTS AND IN-LICENSES
We seek to enter into collaborations with leading pharmaceutical and biotechnology companies and we believe that this enables us to leverage these companies’ resources to exploit our drug candidates on a global basis, while allowing us to remain focused on early stage development and discovery of drug candidates. Another important component of our strategy is to augment our internal drug discovery programs through the selective in-licensing or acquisition of preclinical and clinical development stage compounds that we believe are relevant to the pathways involved in memory formation and other cognitive functions or that otherwise complement our development pipeline.
We have two separate collaborations with Roche, one for the development of our PDE4 inhibitors, and the other for the development of our nicotinic alpha-7 agonists. We also have a collaboration with Amgen for the development of PDE10 inhibitors. In addition to our collaborations, we have a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder. In June 2001, we in-licensed our lead candidate for the treatment of Alzheimer’s disease, MEM 1003, from Bayer AG, or Bayer.
2002 Roche Agreement
In July 2002, we entered into an agreement with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor developed under the agreement, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. In addition, Roche provided us with research and development funding under this agreement, initially for a two-year period, which was extended in August 2004 for an additional two years. In February 2006, in connection with an amendment to our 2003 Roche Agreement described below, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration.
Roche has paid us a total of $25.1 million through December 31, 2005 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $13.1 million, and milestone payments totalling $4.0 million.
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
Two of our drug candidates for the treatment of Alzheimer’s disease, MEM 1414 and MEM 1917, were designated as drug candidates under the 2002 Roche Agreement. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates. Under the terms of the amendment, Roche has an option, exercisable following the completion of Phase 2 clinical trials for each of these drug candidates, to continue that drug candidate’s development and commercialization. If Roche does not exercise this option with respect to a drug candidate, then Roche will have no further rights or interest with respect to that drug candidate.
If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize either MEM 1414 and/or MEM 1917, we will be entitled to receive an upfront payment and certain development-related milestone payments for development events occurring after the initiation of Phase 3 for each licensed drug candidate. We will also be entitled to royalties based on worldwide net sales.
Under our 2002 Roche Agreement, as amended, if Roche decides to offer to a third party a right to co-promote any product covered by the agreement (not including MEM 1414 and MEM 1917 products), Roche will be obligated to first offer this co-promotion opportunity to us. Our co-promotion option will terminate in the event of our change of control. Under the terms of amendments to the agreement in August 2005 and February 2006, if Roche exercises its license option with respect to MEM 1414 and/or MEM 1917, we will have co-promotion rights, which are assignable with Roche’s prior written consent, in (i) the US or (ii) in the US and the European Union, subject to our fulfilment of certain conditions, including contributing a percentage of Phase 3 actual global development costs. In such case, Roche shall be relieved of its obligation to pay us royalties for sales of that drug candidate in the applicable co-promotion territory during the co-promotion term. The co-promotion term for any drug candidate that Roche licenses from us will be ten years from the first commercialization of that drug candidate in the US and if we exercise our co-promotion right in the US; the co-promotion term in the EU, if applicable, will be ten years from the first commercialization of that drug candidate in the EU, unless, in either case, earlier terminated by us under certain circumstances. If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize either MEM 1414 and/or MEM 1917 and we do not exercise our co-promotion right, if any, with respect to either MEM 1414 or MEM 1917 or we do not enter into a co-promotion agreement with Roche, then Roche will have the sole right to commercialize that drug candidate.
The 2002 Roche Agreement may be terminated by either party following an uncured material breach by the other party. In addition, we have the right to terminate the agreement on a product-by-product or region-by-region basis, or in its entirety in certain cases, if Roche does not use reasonable diligence to develop, obtain regulatory approvals for, manufacture or commercialize products in certain key countries. Roche has the right to terminate the agreement on a region-by-region or product-by-product basis or in its entirety. In addition, if we do not consent to a proposed sublicense by Roche to a third party, Roche may also terminate under certain circumstances for the territory to which such proposed sublicense relates. Unless it is earlier terminated, the agreement will terminate on the date of expiration of all royalty and other payment obligations under the agreement.
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
Amended and Restated 2003 Roche collaboration
In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of CNS indications including schizophrenia and Alzheimer’s disease. We refer to this agreement as the original 2003 Roche Agreement. This agreement was amended and restated on February 27, 2006 and, unless otherwise noted, the agreement, as amended and restated, is described in this section. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Roche maintains this license option by paying pre-specified license rights maintenance fees to us.
Under the terms of the Amended and Restated 2003 Roche Agreement, we will collaborate with Roche in conducting certain early stage research and development activities with respect to compounds being developed under a predefined research workplan. We are responsible for conducting Phase 1 clinical trials for such compounds and Roche is responsible for development from Phase 2a onwards and for commercialization. We will receive an aggregate of $1.75 million of research and development funding in 2006. Subject to the determination by the parties that certain specified preclinical criteria have been achieved, we will be eligible to receive an aggregate of approximately $2.3 million (based on 1USD: 1.31 CHF) in research and development funding in 2007. Subject to specified exceptions, we have the right to terminate our research and development obligations if, prior to March 31, 2007, Roche has not committed to provide the 2007 research and development funding.
Under the Amended and Restated 2003 Roche Agreement, Roche has paid us a total of $28.0 million through December 31, 2005, comprised of an upfront license fee of $10 million, research and development funding of $6.0, a milestone payment of $2.0 million and an equity investment. In the equity investment, Roche purchased shares of our series Roche preferred stock for an aggregate of $10.0 million (which converted into 925,926 shares of common stock on the closing date of our initial public offering), and received warrants to purchase 115,740 shares of common stock at an exercise price of $12.96 per share.
The Amended and Restated 2003 Roche Agreement obligates Roche to make milestone payments to us upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds other than MEM 3454 that are developed under the agreement. The level of milestone payments is based upon whether the compound is covered by certain of our patent rights and/or is specified by us as of the effective time of the agreement, on the one hand, or otherwise is developed by Roche or by Roche and us jointly pursuant to the collaboration, on the other hand. We are also entitled to receive royalties based on a specified percentage of net sales of products developed under the agreement. The royalties increase at increasing net sales levels and are subject to reduction under certain circumstances. If Roche exercises the license option for MEM 3454, we are entitled to receive milestone payments and royalties on net sales of products containing MEM 3454 at the rates provided for in the original 2003 Roche Agreement. The royalty term expires for a particular product (including for products containing MEM 3454) on the later to occur of (i) the expiration of the last to expire of the applicable patent that covers the product and contains a composition of matter claim in a given country, and (ii) ten years following the launch of the product in that country.

If Roche exercises the license option for MEM 3454, we will have the right to co-promote in the US any product containing MEM 3454. This co-promotion right will be subject to the terms of a separate co-promotion agreement to be negotiated and the payment by us of a specified percentage of Roche’s budgeted Phase 3 global development costs for that product. If we exercise our co-promotion right with respect to a product containing MEM 3454, we will be entitled to a specified percentage of the gross profits from US sales of that product in exchange for a reduction in royalties on US sales otherwise payable to us by Roche.
Either party may terminate the agreement upon the failure to cure a material breach after sixty (60) days notice. Roche may also terminate the agreement upon six or twelve months’ notice (i) on a region-by-region basis, or (ii) on a product-by-product basis with respect to one or more regions. Roche may also elect not to maintain its option to license MEM 3454. Upon a change of control of our company, Roche has the right to terminate our participation in the research and development collaboration, although any such termination would not affect Roche’s financial obligations under the agreement.
Subject to specified exceptions, if the Amended and Restated 2003 Roche Agreement is terminated, in whole or in part prior to the date on which all royalty and other payment obligations under the agreement expire, the applicable licenses granted by us to Roche under the agreement will terminate. Roche would then be required to transfer to us certain filings, rights, approvals, agreements and data relating to compounds developed in the collaboration, including those based on MEM 3454, at no expense to us. Additionally, upon termination of the agreement under specified circumstances, we would have the right to negotiate to obtain from Roche an exclusive royalty-bearing license with respect to certain of Roche’s rights in compounds that were jointly developed and certain related Roche and jointly developed intellectual property rights, know-how and property.
2005 Amgen Agreement
On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors primarily intended for neurological and psychiatric indications. Under the terms of the agreement, we granted to Amgen a worldwide, exclusive, sublicensable license to our PDE10 inhibitor intellectual property and to any PDE10 intellectual property jointly developed by us and Amgen, for the prevention and treatment of diseases, in all indications, for all uses. We and Amgen also granted certain licenses to each other related to non-PDE10 technology arising from our research collaboration.
Under the terms of the agreement, we received a $5.0 million up-front fee in November 2005 and are receiving research and development funding as well. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration, and (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Amgen is also obligated to make milestone payments to us for the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.
During the term of the agreement, we are also entitled to royalties based on a specified percentage of net sales of products. These royalties increase at increasing net sales levels and are subject to reduction under certain circumstances. The royalty term will expire for Primary Products (as defined) on the later to occur of (i) the expiration of the last to expire of a patent that covers a product and either contains a composition of matter claim in a given country or satisfies other specified criteria and (ii) ten years following the launch of the Primary Product in that country. The royalty term for Secondary Products (as defined) is ten years following the launch in that country. The determination as to whether a product is a Primary Product or a Secondary Product, and the determination of the royalty term for each Product, is to be determined on a country by country basis.
If we experience a change of control, certain of our rights and certain of Amgen’s obligations under the agreement are automatically terminated (subject to reinstatement in certain cases) including, in certain circumstances, Amgen’s obligations to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors under the agreement. A “change of control” includes, among other events, the acquisition of more than 20% of our securities by certain third parties. Amgen may reinstate any one or more of these rights and obligations.
Amgen has the right to terminate the agreement upon 60 days’ written notice for any reason. Either party may terminate the agreement upon written notice following an uncured material breach. Unless earlier terminated, the agreement ends on the date all royalty and other payment obligations under the agreement terminate, at which time Amgen shall have fully paid up license rights under the agreement. In addition, in the event of an uncured material breach by us, Amgen has the right to terminate certain of Amgen’s obligations and certain of our rights under the agreement. If the 2005 Amgen Agreement terminates, except as otherwise provided, all licenses granted under the agreement by us to Amgen terminate on the effective date of termination, other than (i) a license from us to Amgen covering PDE10 inhibitor technology for Amgen’s internal research purposes only and (ii) a license from us to Amgen, on a non-exclusive basis, covering non-PDE10 technology developed in the course of the collaboration. In addition, under certain circumstances, we have the right, at any time during the 90-day period following the termination of the agreement, to cause Amgen to enter into good faith discussions for a limited period regarding Amgen’s licensing to us certain Amgen rights relating to PDE10. Such right does not apply to a termination by Amgen of the agreement by reason of (i) our change of control or (ii) our material uncured breach or (iii) early termination of the agreement for safety concerns as to PDE10 or a relevant compound or product.
The Stanley Medical Research Institute Development Agreement
On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the SMRI Agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that becomes exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.24 million as milestones payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we currently plan to commence in the first half of 2006. If we fail to achieve the third milestone by December 31, 2007, then we will be required to refund to SMRI the portion of the $2.24 million of development funding advanced by SMRI as of that date.
Under the terms of the development agreement, SMRI is entitled to receive royalties on (i) annual net sales, by us and our affiliates, of MEM 1003 for the treatment of schizophrenia or bipolar disorder and (ii) royalty payments received by us from licensees of MEM 1003. We have the right to fulfill our royalty payment obligations to SMRI at various times throughout the term of the development agreement by making a lump sum payment of a pre-specified amount which amount varies based upon when such payment is made. The maximum amount of royalties payable by us to SMRI under the agreement is capped at a specified amount. SMRI is also entitled to receive a percentage of cash fees or other payments received by us from any third party to whom we license certain inventions developed under the development agreement.
SMRI may terminate the development agreement in specified circumstances, including (i) if it believes that reasonable progress is not occurring in the accordance with the development plan, or (ii) if we enter into a strategic alliance covering MEM 1003. We may terminate the development agreement if we enter into a strategic alliance covering MEM 1003 or if we transfer or sell all or substantially all of our business to which the development agreement relates. In the event that we terminate the development agreement, certain of SMRI’s rights under the development agreement will survive, including our right to receive royalty payments thereunder.
Bayer AG In-license
In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM1003 for the treatment of human peripheral and CNS-related disorders. We have also exercised an option to acquire a non-exclusive, world-wide license to certain Bayer patents and know-how relating to certain controlled release formulations developed for Bayer for an unrelated product. Under the agreement, we must use commercially reasonable efforts to develop products using the compound covered by this agreement and to commercialize those products in the US, Japan and four countries of the European Union to be selected by us. Bayer is under no obligation to provide us with any assistance in the development and commercialization of products covered by the agreement.
Under the license agreement, we made an upfront payment of $250,000 to Bayer as well as milestone payments of $750,000 upon the initiation of Phase 1 clinical trials and $1.0 million upon the commencement of Phase 2a clinical trials. We are required to make additional payments of up to $18.0 million upon the achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee. Royalty payment obligations will end on a country by country basis upon the expiration of the last patent rights in a given country or after ten years from the first commercial sale of a product covered by the license agreement in a given country, whichever is longer.
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
INTELLECTUAL PROPERTY
Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our product candidates as well as uses of new chemical entities in the treatment of CNS disorders. In total, as of March 15, 2006, we owned or licensed from Bayer seven issued US patents, 47 pending US patent applications, 114 issued foreign patents and 239 pending foreign patent applications.
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
MEM 1003
As a result of our in-licensing agreement with Bayer, we have rights to several patents and patent applications, including five issued US patents, one pending US patent application, 110 issued foreign patents, and 23 pending foreign patent applications relating to MEM 1003. Issued patents from the US, Germany, France, Italy, Great Britain and Spain, the largest markets in which patents covered by the Bayer agreement have been issued, expire in late 2014 through 2015, although they are eligible for patent term extensions of up to five years.
PDE4 inhibitors
We have two issued US patents, 19 pending patent applications in the US, four issued foreign patents, and 166 pending foreign patent applications for both chemistries and research tools relating to our PDE4 inhibitors, including MEM 1414 and MEM 1917. We have identified four different classes of chemical compounds that act as PDE4 inhibitors. One issued patent and several pending applications include claims relating to compounds as well as the methods of manufacturing and using them. One issued US patent and several pending patent applications are drawn to research tools relating to materials and methods useful for screening relating to PDE4.

Nicotinic alpha-7 agonists
We have 11 pending US patent applications and 43 pending foreign patent applications for both chemistries and research tools relating to our nicotinic alpha-7 partial agonists, including MEM 3454 and MEM 63908. Our patent applications relate to five classes of nicotinic alpha-7 partial agonists as well as related research tools including genes and methods useful for screening.
PDE10 inhibitors
We have 13 pending US patent applications and five pending foreign patent applications for both chemistries and research tools relating to our PDE10 inhibitors. Our patent applications relate to four classes of PDE10 inhibitors as well as related research tools including genes and methods useful for screening.
General research tools
We have three pending patent applications in the US and two pending foreign patent application relating to our general research tools. These patent applications relate to research tools, including methods and genes, which are applicable to different programs.
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
Therapies for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression have been available for a number of years. However, many of the approved drugs for these diseases appear to have limited efficacy in the overall patient population, can produce significant side effects leading to poor tolerability and, in the case of Alzheimer’s disease, may lose their effectiveness over time.
There are currently five drugs approved for the treatment of Alzheimer’s disease in the United States (four are acetylcholinesterase inhibitors and one is an NMDA antagonist). None of these drugs provides permanent remission or a cure. Aricept is the market leader with worldwide sales of $1.7 billion in 2005. Our potential products would face competition from Aricept (Eisai / Pfizer) and drugs from other companies such as Novartis, Johnson & Johnson, and Forest Labs.
There are a number of antipsychotic drugs that have been approved for use in the treatment of schizophrenia, and in some cases, mania associated with bipolar disorder. While the atypical antipsychotics have proven effective in schizophrenia and bipolar mania, many produce a variety of adverse side effects, including weight gain that can lead to poor tolerability and low patient compliance. Zyprexa (Eli Lilly) is the market leader with worldwide sales of $4.7 billion in 2005. Our potential products for the treatment of schizophrenia and bipolar disorder would compete with products marketed by companies such as Eli Lilly, Johnson & Johnson, AstraZeneca, BMS and Pfizer. Lithium and several other drugs, first developed as anti-epileptic medications by companies such as Shire, Abbott and GlaxoSmithKline, have been approved for use as mood stabilizers in bipolar disorder.
Antidepressants and mood stabilizers have combined worldwide sales of $19.8 billion in 2005. Our potential products for the treatment of depression would compete with currently approved tricyclic antidepressants, SSRI’s and monoamine oxidase inhibitors from the major pharmaceutical companies. None of these currently approved products has been shown to address the cognitive disorders associated with depression.
We are aware that there are many drugs under development by both large pharmaceutical companies and small biotechnology companies for Alzheimer’s disease, schizophrenia, bipolar disorder and depression. Many of these entities have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and the regulatory approval process. Many companies also have substantially greater resources and are developing or using technologies that may be competitive with our products and technologies.
We believe that our ability to successfully position ourselves within this competitive environment will depend on, among other things:
➢	efficacy, safety and reliability of our drug candidates;

➢	the speed at which we or our collaborators develop drug candidates;

➢	completion of clinical development and laboratory testing of our drug candidates;

➢	timing and scope of regulatory approval of our drug candidates;

➢	our or our collaborators’ ability to manufacture and sell commercial quantities of approved products in the market;

➢	product acceptance by physicians and other health care providers;

➢	skills of our employees and our ability to recruit and retain skilled employees;

➢	protection of our intellectual property; and

➢	availability of capital resources to fund development and commercialization activities by us and our collaborators.
GOVERNMENT REGULATION
Government authorities in the US and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing, and export and import of pharmaceutical products such as those we are developing. We cannot assure you that any of our drug candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.
US regulatory approval
In the US, drugs and drug testing are regulated by the FDA, as well as state and local government authorities. Before our products may be marketed in the US, we must comply with the Federal Food, Drug and Cosmetic Act, which generally involves the following:
➢	preclinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices regulations;

➢	submission and acceptance of an IND application, which must become effective before clinical trials may begin in the US;

➢	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate in our intended use;

➢	development of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices (GMPs); and

➢	FDA review and approval of a New Drug Application (NDA) prior to any commercial sale or shipment of a product.
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. In addition, final regulatory approval and/or the speed of regulatory approval may depend on conditions and events prevailing in the pharmaceutical industry that are outside our control.
Preclinical tests
Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety, toxicity and efficacy of the drug candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the drug candidate, are submitted to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved new drug application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies the FDA may not permit clinical testing to begin.

The IND process
The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. The IND application process may become extremely costly and substantially delay development of our drug candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.
Prior to initiation of clinical studies, an independent Institutional Review Board (IRB) at each medical site proposing to conduct the clinical trials must review and approve each study protocol and study subjects must provide informed consent.
Clinical trials
Human clinical trials are typically conducted in three sequential phases that may overlap:
➢	Phase 1: The drug candidate is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

➢	Phase 2: The drug candidate is introduced into a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.

➢	Phase 3: These are commonly referred to as pivotal studies. If a drug candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical study sites.
We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our drug candidates within any specific time period, if at all. Clinical testing must meet requirements for IRB oversight, informed consent and good clinical practices. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.
The NDA process
If clinical trials are successful, the next step in the drug regulatory approval process is the preparation and submission to the FDA of an NDA. The NDA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical for marketing and sale in the US. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. A substantial user fee must also be paid with the NDA, unless an exemption applies. Every new drug must be the subject of an approved NDA before US commercialization begins.
Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and if not will issue a refuse to file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. These timing commitments will vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Manufacturing and post-marketing requirements
If approved, a drug may only be marketed in the dosage forms and for the indications approved in the NDA. Special requirements also apply to any drug samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA periodically, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for the manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with GMP or other FDA requirements applicable to our products may subject us to fines and could result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal or suspension of marketing approvals.
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
Other regulatory matters
In the US, our research, manufacturing, distribution, sales, promotion, and other activities following any product approval are subject to regulation by regulatory authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, and state and local governments. Among other laws and requirements, our sales, marketing and scientific/educational programs will need to comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Our pricing and rebate programs will need to comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Finally, certain jurisdictions have other trade regulations from time to time to which our business is subject to, such as, technology or environmental export controls and political trade embargoes.
We are also subject to federal, state and local laws relating to such matters as safe working conditions, manufacturing and laboratory practices, environmental protection, fire hazard control, disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.
MANUFACTURING
In general, our strategy is to produce small quantities (up to gram quantities) of our compounds for preclinical testing and to contract with third parties for manufacturing of larger quantities. All of our compounds are small molecules, generally require no special manufacturing processes and use relatively accessible raw materials. Due to their relative ease of manufacture, we can choose among several suppliers. We currently outsource the production of MEM 1003 and MEM 3454 to third parties. Under the Amended and Restated 2003 Roche Agreement, we are responsible for the clinical supply of MEM 3454, through Phase 2a or beyond if Roche does not exercise its option to license MEM 3454, and MEM 63908, through Phase 1. We will outsource the production of MEM 63908 to a third party. We are also responsible for the production of the clinical supply of MEM 1414 and MEM 1917, and should we require quantities above those already produced by Roche, we would outsource production to a third party. Under the 2005 Amgen Agreement, Amgen is responsible for supplying all PDE10 inhibitor compounds for preclinical and clinical testing.
EMPLOYEES
As of March 15, 2006, we had 62 full-time employees. Of our workforce, 50 employees are engaged in research and development and 12 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.
RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses were $33.7 million in 2005, $27.0 million in 2004, and $22.6 million in 2003.
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

Item 1A. Risk Factors.
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
We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. As of December 31, 2005, we had an accumulated deficit of approximately $152.1 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock on April 8, 2004, the closing date of our initial public offering. We expect to incur substantial net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.
All of our revenue to date has been derived from license fees, milestone payments and research and development funding under our collaboration agreements with third parties. Substantially all of the potential revenue under these agreements depends on our reaching specified milestones or achieving product sales, neither of which is within our control. We cannot assure you that any external financing we seek will be available on favorable terms, if at all. We have not completed the development of any drugs, and we do not expect that any drugs resulting from our or our collaborators’ research and development efforts will be commercially available for a significant number of years, if at all. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenue from the sale of products based on our drug candidates.
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing would adversely affect our development programs and other operations.
Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, payments for research and development services and other payments required to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations through the first quarter of 2007. We will, therefore, need to raise additional equity or other financing to finance our future requirements. We may not be able to obtain additional financing on acceptable terms or at all.
If we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we will have to reduce or delay our efforts with respect to certain of our drug development candidates and our exploratory research programs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we are funding a multi-center Phase 2a AD clinical trial.
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
Our drug candidates and programs are novel and in the early stages of development. As a result, it is difficult to predict accurately if and when we will achieve the development goals we establish for these drug candidates and programs.
We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. Our current drug candidates are at an early stage of development including MEM 1003, our most clinically advanced drug candidate. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. From time to time, we may establish and announce certain development goals for our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. For example, while we have announced that we currently anticipate commencing the Phase 2a clinical trial of MEM 3454 in the first half of 2006, we cannot assure you that we will be able to achieve this development goal on the time schedule that we have planned.
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
Our drug development programs target a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, and also include certain psychiatric disorders such as schizophrenia, bipolar disorder and depression. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs may fail.
Our preclinical and clinical testing results may not be predictive of future trial results and may not be sufficient to support regulatory approval of future clinical trials. If subsequent study or trial results are unfavorable or insufficient, we may be forced to stop developing drug candidates that we currently believe are important to our future.
The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of safety and efficacy. We have invested in and continue to invest substantial resources in this capability. However, our drug candidates are at an early stage of development and only one drug candidate has progressed into a Phase 2a clinical trial. As a result, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, early stage clinical trials may not be predictive of future trial results. For example, while the preliminary cognitive data from the multiple ascending dose study of MEM 3454 demonstrated a statistically significant positive effect on one of the primary efficacy variables of that study at a certain dose level, we cannot assure you that future clinical trials of MEM 3454 will demonstrate similar results. Furthermore, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA or by similar agencies in other countries.
As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that compound. For each of our programs being developed under a collaboration agreement, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical or initial clinical testing.
If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired.
Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy in humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include IRB, or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND. While we have obtained an IND for MEM 1003 in Alzheimer’s disease, we cannot assure you that we or our collaborators will be successful in obtaining an IND for any other drug candidate. In connection with obtaining and maintaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the clinical trials conducted in foreign countries. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have. If we are unable to satisfy the FDA with respect to a certain drug candidate, we may be prevented from proceeding with the development of that drug candidate in the US.
In October 2005 we completed a Phase 1b safety and tolerability study of MEM 1003 in Alzheimer’s patients. In that trial, MEM 1003 was found to be safe and generally well-tolerated. In November 2005, following our submission to the FDA of certain preclinical toxicology data and the results of the Phase 1b safety and tolerability study, we commenced a Phase 2a AD clinical trial for MEM 1003. We cannot assure you that the additional studies and clinical trials that we conduct will support our earlier results for MEM 1003. From time to time during the clinical development of a drug candidate, we will be required to provide the FDA with supplementary preclinical data to support proceeding with later stage clinical trials. If we are unable to satisfy the FDA with the results of the studies we have conducted, are currently conducting or plan to conduct with respect to MEM 1003, we may face delays in completing the Phase 2a AD clinical trial or future clinical trials for MEM 1003 in the US, or we could be prevented from proceeding with MEM 1003 in the US.

It takes years to complete the testing of a product, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:
➢	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

➢	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

➢	negative or inconclusive results from a preclinical test or clinical study or adverse medical events during a clinical trial could cause delays in the completion of the preclinical test or clinical study, or could cause a preclinical study or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

➢	the FDA or foreign regulatory authority could impose conditions on the scope or design of a clinical trial;

➢	the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

➢	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

➢	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or in revising a clinical trial protocol after the clinical trial has commenced;

➢	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

➢	we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

➢	our clinical trials may not demonstrate the safety and efficacy of our compounds or result in marketable products; and

➢	we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials either due to the amount of time required to manufacture a sufficient supply for larger clinical trials or as a result of manufacturing or quality assurance issues.
In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the eligibility criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment has become particularly challenging for clinical trials that involve patients with Alzheimer’s disease. Over the course of the Phase 2a AD clinical trial for MEM 1003 that we commenced in November 2005, we anticipate dosing up to approximately 180 patients with Alzheimer’s disease at multiple centers across the US. However, as with our Phase 1b safety and tolerability study for MEM 1003, we are experiencing slower than anticipated enrollment in the Phase 2a AD clinical trial. As a result, while we still expect to complete this Phase 2a AD clinical trial in the first half of 2007, we will not be able to achieve this goal unless the rate of patient enrollment significantly increases during this time frame. We are currently exploring alternatives for increasing the enrollment rate in the Phase 2a AD clinical trial. We cannot assure you that we will be successful in achieving and maintaining a level of patient enrollment sufficient to complete the Phase 2a AD clinical trial on the time schedule that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products.
We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. For example, we currently anticipate commencing the Phase 2a bipolar disorder clinical trial for MEM 1003 during the first half of 2006 and completing this trial by the end of 2006. However, we cannot assure you that we will be successful in commencing and completing this clinical trial in the time frame that we have planned. Delays in our clinical trials or rejection of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.
We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced drug candidate.
Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. Although we have entered into three collaborations to date, each for a program still in the preclinical stage of development, it may be difficult for us to find third parties that are willing to enter into collaborations for our other development programs or programs at an early stage. If we are not able to enter into additional collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for these programs, at our own expense. If we do enter into other collaborations or arrangements for our other programs, we may not accurately assess the commercial potential or target market for a program and may relinquish valuable rights to that program.
We have funded our MEM 1003 program on our own and, as part of that program, are currently funding a multi-center Phase 2a AD clinical trial for MEM 1003, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of the Phase 2a AD clinical trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.

We are dependent upon our collaboration partners to conduct clinical trials and to manufacture, market and sell our products.
Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into three collaborations to date, two with Roche and one with Amgen. These collaborations are for compounds representing three of our four development programs. We do not have day-to-day control over the activities of our collaboration partners, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche and Amgen have, and any other collaborators will have, significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. In addition, either Roche or Amgen or any other future collaboration partner may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a clinical development program under circumstances where we might have continued such a program. For example, in April 2005, Roche decided not to pursue further clinical development of the two named PDE4 inhibitor drug candidates that were being developed under the 2002 Roche Agreement, MEM 1414 and its back-up candidate, MEM 1917. In August 2005, we reacquired the rights to MEM 1414 and MEM 1917 from Roche and are currently exploring the potential for a new collaboration for these drug candidates. We cannot assure you that we will be successful in securing a new collaboration partner for these drug candidates or that we will continue their development on our own. In addition, we cannot assure you that Roche will choose to pursue the clinical development of any other PDE4 inhibitor compounds that have been identified through our collaboration under the 2002 Roche Agreement.
Our ability to generate milestone payments and royalties from our collaborators depends on our collaborators’ ability to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. In addition to testing and seeking regulatory approval, we are dependent on our collaborators for the manufacturing of clinical scale quantities of some of our drug candidates and would be dependent on them in the future for commercial scale manufacturing, distribution and direct sales. Our collaborators may not be successful in manufacturing our drug candidates on a commercial scale or in successfully commercializing them.
Under our collaboration agreements, our collaboration partners’ termination rights include the ability to terminate the collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our Amended and Restated 2003 Roche Agreement, Roche has the right to obtain an exclusive license for MEM 3454 following the completion of Phase 2a clinical trials by making payments to us upon our achievement of certain developmental milestones. If Roche does not exercise its option to an exclusive license to MEM 3454 or if after acquiring the license Roche terminates development of MEM 3454 before it is commercialized, we would not receive further milestone payments or be eligible for royalties with respect to MEM 3454. Our 2005 Amgen Agreement provides that upon the occurrence of certain events, including a change of control (which, under certain circumstances, could be triggered by a sale of 20% of our shares), certain rights and obligations under that agreement terminate (subject to reinstatement in certain cases), including our right to participate in the collaboration and Amgen’s obligations to fund our research and development and to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors. If Roche, Amgen or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates being developed under those collaborations would be significantly delayed or halted and our ability to realize milestone payments and royalty revenue would be adversely affected.
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
We are dependent on our collaboration partners for drug development and commercialization. Our existing collaborations and any future collaboration may not be scientifically or commercially successful. In addition, any collaboration partner may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our drug candidates. Additional risks that we face in connection with our collaborations include the following:
➢	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

➢	collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products;

➢	our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

➢	our collaborators may encounter conflicts of interest, changes in business strategy or other business issues which could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries); and

➢	disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing our collaborators to act in their own self-interest and not in the interest of our stockholders.

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
The development and commercialization of new drugs is highly competitive. There are a number of companies that focus on the CNS disease markets that we are addressing. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Additionally, various large pharmaceutical and biotechnology companies, universities and public agencies are developing and using technologies to address the treatment of cognitive disorders. Many of our competitors possess greater financial, managerial, scientific and technical resources than we do and have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs and technologies and methods of preventing the incidence of disease, such as vaccines, occur in the pharmaceutical industry at a rapid pace. These developments could render our drug candidates obsolete or noncompetitive. We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s, schizophrenia, bipolar disorder and depression.
We depend on our key scientific and other key personnel and have recently experienced turnover in our key senior management. If we are not able to retain our key scientific and other key personnel or recruit additional scientific and technical personnel, our business will suffer.
Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James R. Sulat, our President and Chief Executive Officer and Dr. David A. Lowe, our Chief Scientific Officer. Our employment agreements with these executive officers are terminable by us or the executive without notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

We have experienced turnover in our senior management and we have also added new members to our senior management team. If we continue to experience turnover of senior management, our business, our stock price and investor confidence in us may be adversely affected.
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
We, our collaborators and our third-party manufacturers are required to adhere to federal current GMP requirements. Under these requirements, our drug candidates must be manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing, quality control and other activities. Furthermore, the manufacturing facilities used by us or our collaborators must pass a pre-approval inspection by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities. These inspections may result in compliance issues that could prevent or delay marketing approval, result in interruption or shortage of clinical or commercial product or require the expenditure of money or other resources to correct. We cannot control these manufacturing facilities’ compliance with FDA requirements and may be limited to certain contractual remedies and rights of inspection. If these manufacturing facilities fail to comply with applicable regulatory requirements, we may not be granted approval for marketing, and we could, among other things, be subject to fines, total or partial suspension of production, withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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
If we or our collaborators obtain marketing approval for a product, that product, along with the associated manufacturing processes, any post-approval clinical data and the advertising and promotional activities for the product will be subject to continual regulatory requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, supplier processes, or failure to comply with regulatory requirements, may result in:
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
Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We, our collaborators or our licensors file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our drug candidates as well as uses of new chemical entities in the treatment of CNS disorders.
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
Under our agreement with Bayer, we have the first right, but not the obligation, to enforce the patent rights covered under the agreement with respect to infringement or interference by any third party. Under our collaborations with Roche, Roche generally has the first right to bring an action with respect to the infringement of patent rights covered under the applicable agreement. In the event that Roche does not exercise this right, we retain the right to bring the infringement action. Under our Amended and Restated 2003 Roche Agreement, prior to Roche exercising its right to obtain a license for MEM 3454, we will have the first right to bring an action with respect to the infringement of patent rights related to MEM 3454. Under our 2005 Amgen Agreement, Amgen has the sole and exclusive right to enforce the patent rights under that agreement. We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.
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
As of March 15, 2006, our executive officers, directors and their affiliates beneficially owned shares representing approximately 27.7% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.
The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
➢	announcements regarding the results of preclinical tests or clinical studies involving our drug candidates;

➢	disputes, modifications, terminations or other developments regarding our collaborations;

➢	announcements regarding new collaborations or changes to current collaborations;

➢	announcements regarding technological innovations or new products by us, our collaboration partners or our competitors;

➢	changes in the market valuations of similar companies;

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	developments relating to patents and other intellectual property rights, including disputes with licensors or other third parties, litigation matters and our ability to obtain patent protection for our chemical compounds or technologies;

➢	FDA or international regulatory actions;

➢	additions to or departures of our key personnel;

➢	actual or anticipated variations in quarterly operating results;

➢	changes in financial estimates by, or expectations of securities analysts; and

➢	sales of our common stock.
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
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2004 and in our PIPE financing in September 2005 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act.
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
Item 2. Properties.
We currently lease approximately 66,200 square feet of laboratory and office space in Montvale, New Jersey. Our lease will expire in 2014 if not renewed. We occupy approximately 54,700 square feet of this space, with approximately 46,500 square feet used for research and development activities and approximately 8,200 square feet used for general administrative purposes. In 2004 we built out and expanded into an additional 17,400 square feet for research and development purposes. An additional 11,500 square feet are available to us for future expansion.
Item 3. Legal Proceedings.
We currently are not a party to any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$3.25	$1.91
Third Quarter	4.49	1.75
Second Quarter	4.70	1.80
First Quarter	5.72	3.92

Year Ended December 31, 2004:
Fourth Quarter	$7.75	$4.99
Third Quarter	9.71	6.56
Second Quarter	10.90	6.52
As of March 15, 2006, we had approximately 190 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Weighted
	Number of		Average	Number of Securities
	Securities		Exercise Price	Remaining Available for
	to be Issued Upon		of	Future Issuance Under
	Exercise		Outstanding	Equity Compensation
	of Outstanding		Options,	Plans (Excluding
	Options,		Warrants	Securities Reflected
Plan Category	Warrants and Rights		and Rights	in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	4,108,058	(2)	$3.47	729,088	(3)
Equity Compensation Plans Not Approved by Security Holders (4)	4,167		$7.03

Total	4,112,225		$3.47	729,088

(1)	Includes options to purchase shares of our common stock under our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and shares of common stock issued under our 2004 Employee Stock Purchase Plan (the “ESPP”). Under the 2004 Plan, the

total number of shares available for issuance automatically increases on January 1 of each year by an amount equal to the lesser of (x) 1,750,000 shares (an increase of 250,000 shares); (y) 5% of our outstanding shares on January 1 of each year; or (z) an amount to be determined by our Board of Directors.

(2)	Excludes purchase rights accruing under the ESPP, which has a stockholder-approved reserve of 145,480 shares of common stock as of December 31, 2005. Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the fair market value on the offering date or the last day of the purchase period. There are two purchase periods per year. For the year ended December 31, 2005, the offering periods commenced on February 1 and August 1.

(3)	Represents shares available as of December 31, 2005 for future issuance under the 2004 Plan and the ESPP.

(4)	Represents warrants to purchase 4,167 shares of common stock at an exercise price of $5.25 per share, which expire in March 2010.
Item 6. Selected Financial Data.
The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2005 and 2004 and the related consolidated statements of operations for the three years ended December 31, 2005 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$11,111	$9,780	$7,618	$1,183	$—
Research and development expenses	33,684	26,975	22,626	21,951	10,711
General and administrative expenses	8,443	7,393	7,111	4,489	3,421
Interest income / (expense), net	750	243	(3)	115	276

Net loss	(31,686)	(24,096)	(21,786)	(25,163)	(13,856)

Redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	—	2,022	7,493	5,889	2,962

Net loss attributable to common stockholders	(31,686)	(26,118)	(29,279)	(31,052)	(16,818)

Basic and diluted net loss per share of common stock	(1.20)	(1.67)	(30.07)	(48.10)	(30.67)

Weighted average shares outstanding – basic and diluted	26,350,193	15,605,985	973,637	645,615	548,431

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$44,079	$41,096	$30,107	$29,474	$7,282
Working capital	31,943	28,740	21,038	22,761	3,873
Total assets	56,313	53,397	43,434	39,797	14,557
Equipment notes payable	2,392	3,520	3,787	3,986	2,805
Accumulated deficit	(152,120)	(120,434)	(94,316)	(65,037)	(33,985)
Total stockholders’ equity / (deficit)	20,951	27,442	(89,457)	(64,556)	(33,922)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K.
OVERVIEW
Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia, bipolar disorder, and depression. We currently have a number of clinical and preclinical drug candidates in development, as well as other drug discovery programs, addressing specific CNS targets. We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies.
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. As of December 31, 2005, we had received $53.1 million in upfront licensing fees, research and development funding, milestone payments and an equity investment under these collaborations.
Under our 2002 Roche Agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In February 2006, in connection with an amendment to the 2003 Roche Agreement, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, the two named drug candidates under that agreement, following Roche’s earlier decision not to pursue further clinical development of these candidates. We have evaluated the data that we received from Roche and are currently exploring the potential for a new collaboration for MEM 1414 and MEM 1917. Any further development of MEM 1414 and MEM 1917 will be funded largely through such a collaboration.
In February 2006, we amended and restated our original 2003 Roche Agreement. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this candidate. Roche maintains this license option by paying pre-specified license rights maintenance fees to us. We will receive an aggregate of $1.75 million of research and development funding in 2006. Subject to the determination by the parties that certain specified preclinical criteria have been achieved, we will be eligible to receive an aggregate of approximately $2.3 million in research and development funding in 2007. On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our 2003 Amended and Restated Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase 1 clinical trial for MEM 3454 in February 2005.

On October 14, 2005, we entered into the 2005 Amgen Agreement for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we received a $5.0 million up-front fee in November 2005 and are receiving research and developing funding as well. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.
On December 20, 2005, we entered into a development agreement with SMRI, pursuant to which we plan to conduct a Phase 2 bipolar disorder clinical trial of MEM 1003. Under the terms of the development agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that becomes exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.24 million as milestone payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we currently plan to commence in the first half of 2006. If we fail to achieve the third milestone by December 31, 2007, then we will be required to refund to SMRI the portion of the $2.24 million of development funding advanced by SMRI as of that date.
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million. We refer to this as our September 2005 Private Placement.
Since our inception, we have incurred substantial losses, and as of December 31, 2005, we had an accumulated deficit of $152.1 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $2.0 million in upfront and milestone payments as of December 31, 2005. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program in Alzheimer’s disease on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may, at that time, choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.
REVENUE
To date, our revenue has been derived from our collaborations with Roche and Amgen. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche, Amgen, or from other collaborations that we enter into. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries and related expenses for personnel, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreement, consulting, license and sponsored university-based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.
We expense both internal and external research and development costs as incurred. We expect our research and development expense to increase as we continue to develop our drug candidates.
We do not have the ability to conduct all of the preclinical testing of our compounds or clinical trials of drug candidates on our own. In addition to our collaborators, we rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. The failure of any vendor to perform in an acceptable and timely manner in the future, or in accordance with any FDA regulations, could cause a delay or other material adverse effect on our preclinical testing, clinical trials and ultimately on the timely advancement of our development programs. If we or our collaborators cannot locate acceptable contractors to conduct a portion of our or our collaborators’ clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other US and foreign legal and regulatory requirements for the conduct of preclinical testing and clinical trials or meet expected deadlines, our preclinical or clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.
To illustrate the material nature of our reliance on third-party clinical research organizations, the following table shows, from inception through December 31, 2005, the total out-of-pocket payments made by us to third parties for clinical supplies, preclinical study support and clinical trials associated with our five compounds currently in preclinical and clinical development. The table excludes internal costs for each of the drug candidates and out-of-pocket payments made by our collaboration partners.

								Inception to
			Stage of	Year Ended December 31,				December 31,
Drug candidate	Mechanism	Target indication	development	2005	2004	2003	2002	2005
				(in thousands)
MEM 1003	Neuronal L-type calcium channel modulator	Alzheimer’s disease Bipolar disorder	Phase 2a Phase 2a ready	$8,749	$3,449	$2,708	$4,762	$19,934

MEM 3454	Nicotinic alpha-7 partial agonist	Schizophrenia and/or Alzheimer’s disease	Phase 2a ready	4,856	3,980	1,126	196	10,158

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase 1 completed	125	147	1,081	1,390	2,743

MEM 1917	PDE4 inhibitor	Alzheimer’s disease	Preclinical completed	42	370	522	84	1,018

MEM 63908	Nicotinic alpha-7 partial agonist	Alzheimer’s disease	Preclinical	119	184	—	—	303

			Total	$13,891	$8,130	$5,437	$6,432	$34,156

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

➢	the number of sites included in the trials;

➢	the cost associated with recruiting patients;

➢	the length of time required to enroll suitable patients;

➢	the number of patients that participate in the trials;

➢	the duration of patient follow-up that seems appropriate in view of results; and

➢	the efficacy and safety profile of the drug candidates.
None of our drug candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our and our collaborators’ clinical data establishes the safety and efficacy of our drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our products, such as our collaborations with Roche and Amgen. In the event that third parties have control over the preclinical development or clinical trial process for a drug candidate, the estimated completion date would largely be under the control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plan for those drug candidates or our capital requirements.
As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will receive cash inflows from the commercialization and sale of a product.
GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense consists primarily of salaries and other related costs for personnel serving executive, business development, finance, accounting, information technology, administrative and human resource functions. Other costs include facility costs not included in research and development expense, depreciation, insurance, professional fees for legal and accounting services, and the legal costs of pursuing patent protection of our intellectual property.
RESULTS OF OPERATIONS
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche, Amgen or from other collaborations we enter into.
Revenue for the year ended December 31, 2005 was $11.1 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This represented a 13.3% increase from revenue of $9.8 million for the year ended December 31, 2004, primarily attributable to revenue from our 2005 Amgen Agreement.

	December 31,
	2005	2004	2003
	(in thousands)
2002 Roche Agreement
Amortization of the upfront license payment and milestone payments	$1,081	$1,649	$1,386
Funding of the research collaboration	3,500	3,500	5,149
Amended and Restated 2003 Roche Agreement Amortization of the upfront payment and quarterly research payments	5,321	4,631	1,083
2005 Amgen Agreement
Amortization of the upfront license payment and milestone payments	521	—	—
Funding of the research collaboration	688	—	—

	$11,111	$9,780	$7,618

Research and development expense
Research and development expense increased by $6.7 million, or 24.8%, to $33.7 million for the year ended December 31, 2005 from $27.0 million for the year ended December 31, 2004. This increase is attributable to $5.8 million of increased spending relating to the clinical trials for MEM 1003 and MEM 3454, a $1.3 million non-cash compensation charge associated with the modification of a former executive officer’s stock option agreements, and the $1.0 million milestone payment to Bayer upon the commencement of the Phase 2a AD clinical trial for MEM 1003, offset by reduced spending of $800,000 on external research support and $600,000 on lab materials and supplies.
Research and development costs are charged to operations as incurred and include an allocation of indirect costs of $6.2 million for the year ended December 31, 2005 and $5.8 million for the year ended December 31, 2004. Indirect costs principally represent facility and information technology related costs.
General and administrative expense
General and administrative expense increased by $1.0 million, or 13.5%, to $8.4 million for the year ended December 31, 2005 from $7.4 million for the year ended December 31, 2004. The increase was primarily the result of $2.0 million in increased costs related to legal and patent fees for the maintenance and expansion of our intellectual property portfolio, and other costs associated with being a public company, such as board of director fees, investor relations and public relations costs, accounting and auditing fees, and increased director and officer insurance premiums. These increases were offset by a reduction in non-cash compensation costs of $1.0 million related to a reduction in grants of stock options to consultants.
Unrealized loss on warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5, 639, 232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the year ended December 31, 2005, as a result of an increase in the fair market value of our common stock since the date of the issuance of the warrants, we recognized an unrealized loss of $1.6 million in accordance with EITF No. 00-19. Refer to Note 7, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased by $364,000, or 54.7%, to $1.0 million for the year ended December 31, 2005, from the year ended December 31, 2004. Interest expense decreased by $143,000, or 33.9%, to $279,000 for the year ended December 31, 2005, from the year ended December 31, 2004. The increase in interest income was attributable to higher investment balances and higher interest rates during 2005. The decrease in interest expense was related to the repayment in 2005 of equipment notes.
Income taxes
For the year ended December 31, 2005, we recognized a tax benefit of $216,000, which represented proceeds received for the sale of $3.2 million of state net operating loss carryforwards, offset by $12,000 in state taxes and other adjustments. Our 2004 tax benefit of $249,000 represented proceeds received for the sale of $3.6 million of state net operating loss carryforwards, offset by $9,000 in state taxes and other adjustments.
Preferred stock dividends and accretion
There were no preferred stock dividends and accretion for the year ended December 31, 2005 as compared to $2.0 million for preferred stock dividends and accretion for the same period in 2004. This change was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003
Revenue
Revenue for the year ended December 31, 2004 was $9.8 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding under our 2002 and 2003 Roche Agreements. This represented a 28.4% increase from revenue of $7.6 million for the year ended December 31, 2003, primarily attributable to revenue from our 2003 Roche Agreement.
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
Research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $5.8 million for the year ended December 31, 2004 and $4.7 million for the year ended December 31, 2003. Indirect costs principally represent facility and information technology costs.
General and administrative expense
General and administrative expense increased by $300,000, or 4.2%, to $7.4 million for the year ended December 31, 2004 from $7.1 million for the year ended December 31, 2003. The increase was primarily the result of $460,000 in higher personnel and personnel-related costs as we hired personnel appropriate for a public company, an increase of $450,000 for insurance premiums, an increase in occupancy costs of $219,000 related to our expanded facility, $229,000 in legal fees relating to the maintenance and expansion of our intellectual property portfolio, and $179,000 of cost associated with our 401(k) matching benefit to employees that began in 2004. These increases were offset by a decrease in non-cash compensation expense of $1.2 million related to the grant of stock options to consultants and employees in 2003. More stock options were granted at current market prices in 2004 relative to stock options granted in 2003. Therefore, we recognized less non-cash compensation expense in 2004.
Interest income and interest expense
Interest income increased by $215,000, or 47.8%, to $665,000 for the year ended December 31, 2004, from the year ended December 31, 2003. Interest expense decreased by $31,000, or 6.87%, to $422,000 for the year ended December 31, 2004, from the year ended December 31, 2003. The increase in interest income was attributable to higher investment balances, due to our receipt of the net proceeds from our initial public offering in April 2004. The decrease in interest expense was related to the repayment in 2004 of two equipment notes.
Income taxes
For the year ended December 31, 2004, we recognized a tax benefit of $258,000, which represented the proceeds received for the sale of $3.6 million of state net operating loss carryforwards and was offset by $9,000 in state taxes and other adjustments. Our 2003 tax benefit of $186,000 represented proceeds of $209,000 received during 2003 for the sale of $4.7 million of state net operating loss carryforwards, and was offset by a $23,000 provision for minimum taxes for New Jersey.
Preferred stock dividends and accretion
Preferred stock dividends and accretion decreased by $5.5 million, or 73.3%, to $2.0 million for the year ended December 31, 2004 from $7.5 million for the year ended December 31, 2003. This decrease was attributable to the conversion of our preferred stock in connection with our initial public offering in April 2004. Upon the closing of our initial public offering on April 8, 2004, all of our preferred stock converted into common stock, and all related accrued dividends were forfeited.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings and interest income. From inception through December 31, 2005, we have raised net proceeds of $163.1 million from the sale of equity securities. In addition, as of December 31, 2005, we have received $29.0 million in upfront and milestone payments, $17.4 million in research and development funding, $10.3 million from equipment financings, $1.7 million from the reimbursement of external research costs and $4.6 million in interest income. To date, inflation has not had a material effect on our business.
At December 31, 2005, cash, cash equivalents and marketable securities were $44.1 million as compared to $41.1 million at December 31, 2004. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
Net cash used in operating activities was $25.5 million for the year ended December 31, 2005. This primarily reflects the net loss of $31.7 million and working capital uses of $1.3 million offset by an unrealized loss on warrants of $1.6 million, an increase of $2.3 million of deferred revenue, a non-cash charge for depreciation expense of $2.2 million, a non-cash stock based compensation charge of $1.3 million for the modification to vested stock options granted to a former executive officer, and a $0.1 million charge for other employee stock based compensation costs. Net cash provided by investing activities for the year ended December 31, 2005 was $4.4 million, which represents a decrease in our net investment in marketable securities of $5.4 million, offset by funds used for capital expenditures of $1.0 million. Net cash provided by financing activities during the year ended December 31, 2005 was $29.4 million which consisted of $30.6 million of proceeds primarily from the issuance of common stock and warrants in our 2005 Private Placement and $0.8 million of borrowings to finance equipment purchases, offset by $1.9 million used in the repayment of equipment notes.
The following table summarizes as of December 31, 2005, our contractual obligations for operating lease payments in connection with the lease of our current facility, equipment notes and contract research organization obligations. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
Contractual obligations	2006	2007	2008	2009	2010	2011-2014	Total
	(in thousands)
Operating lease payments	$1,941	$1,975	$2,009	$2,044	$2,080	$8,315	$18,364
Equipment notes payable	1,303	744	279	66		—	2,392
Contract research organization obligations	5,022	—	—	—	—	—	5,022

Total	$8,266	$2,719	$2,288	$2,110	$2,080	$8,315	$25,778

The contract research organization obligations in the above table represent firm commitments to utilize the services of certain service providers in conjunction with the planning, design and implementation of our clinical trials for MEM 1003 and MEM 3454 in 2006. We expect to incur increased contract research organization costs as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials beyond 2006. However, as of December 31, 2005, we did not have any contractual obligations beyond December 31, 2006. In addition, the nature of the work being conducted under our agreements with contract research organizations is such that work may be stopped with very short notice. In such event, we will not be liable for the full amount of the contract. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from our estimate.
In connection with our in-license agreement with Bayer for MEM 1003, we are required to make additional payments of up to $18.0 million to Bayer upon our achievement of specified milestones and to pay royalties to Bayer upon sales of any products incorporating MEM 1003. The other amounts due to Bayer have not been included in the above table as a result of the uncertainty of when, if ever, these milestones will be achieved.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 1003, for which we are funding a multi-center Phase 2a clinical trial in Alzheimer’s disease. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through the first quarter of 2007. Our future cash requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding we receive from our collaborations;

➢	whether we are able to enter into a collaboration with regard to MEM 1003, and the terms of any such collaboration;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
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
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair value of our equity securities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect the judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.
Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable upfront license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain FDA approval of the first compound to be developed under the collaboration. As a result of Roche’s decision, in April 2005, not to pursue the further development of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected period for the development of the first compound under the 2002 Roche Agreement. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval by the FDA of the first compound under that collaboration as ending in the second quarter of 2014.

We apply the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” prospectively to the original 2003 Roche Agreement using a single unit of accounting, since under that agreement, Roche had the right to enter into a license. As of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the Phase 2a clinical trial for this drug candidate. We are currently evaluating the prospective impact of the terms of the Amended and Restated 2003 Roche Agreement on revenue recognition, including the period over which revenue will be recognized under the amended agreement.
In accordance with EITF No. 00-21, under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee and performance milestone payments as revenue ratably over the two-year term of the agreement. We will recognize revenue over the two-year term based on the level of effort expended in a period as compared to our estimated efforts over the full period.
We periodically review the estimated development periods for our compounds and our estimated research efforts and, to the extent such estimates change, the impact of such change is recorded prospectively. Payments received from our collaboration partners for research and development funding that are deemed to be a separate unit of accounting, as defined by EITF No. 00-21, are recognized as such research and development services are performed. Otherwise, the payments are recognized over the term of the applicable collaboration agreement or drug candidate’s estimated approval period.
Accrued expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:
➢	professional service fees, such as attorneys’ and accountants’ fees;

➢	preclinical and clinical contract research organization fees;

➢	fees to be paid to data management organizations and investigators in conjunction with clinical trials; and

➢	fees to be paid to contract manufacturers in conjunction with the production of the clinical supply of our drug candidates.
In connection with the above services, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services performed by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our actual expenses could materially differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with US GAAP.
Research and development expense
Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries and related expenses for personnel, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreement, consulting, license and sponsored university-based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.

Stock-based compensation
We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and related pronouncements.
We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to that date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued. Since our initial public offering, the fair value of stock-based compensation has been based on the price of our common stock on the measurement date.
Recently issued Accounting Standard
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004) statement, Share-Based Payment, (SFAS 123R), which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. SFAS 123R requires companies to recognize the fair value of stock options and other stock-based compensation to employees in their statements of operations. The effective date of SFAS 123R for us is January 1, 2006. Because we currently account for our stock-based compensation plans in accordance with APB Opinion No. 25, which does not require expensing compensation cost in our statement of operations, the adoption of SFAS 123R will have a material effect on our consolidated financial statements beginning in the first quarter of 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of US money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2005.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Memory Pharmaceuticals Corp.:
We have audited the accompanying balance sheets of Memory Pharmaceuticals Corp. as of December 31, 2005 and 2004, and the related statements of operations, stockholder’s equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memory Pharmaceuticals Corp. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 30, 2006

MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,533	$31,220
Marketable securities	4,546	9,876
Receivables	1,562	875
Prepaid and other current assets	1,000	538

Total current assets	46,641	42,509
Property and equipment, net	9,167	10,376
Restricted cash	505	505
Other assets	—	7

Total assets	$56,313	$53,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$1,691
Accrued expenses	3,839	3,177
Current portion of equipment notes payable	1,303	1,806
Deferred revenue – current	8,797	7,095

Total current liabilities	14,698	13,769
Warrant liability	8,477	—
Equipment notes payable, less current portion	1,089	1,714
Deferred revenue – long-term	11,098	10,472

Total liabilities	35,362	25,955

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 37,714,703 issued and outstanding at December 31, 2005, and 20,547,442 shares issued and outstanding at December 31, 2004;	38	21
Additional paid-in capital	173,195	148,182
Accumulated deficit	(152,120)	(120,434)
Accumulated other comprehensive loss	(23)	(45)
Deferred compensation	(139)	(282)

Total stockholders’ equity	20,951	27,442

Total liabilities and stockholders’ equity	$56,313	$53,397

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue	$11,111	$9,780	$7,618

Operating expenses:
Research and development	33,684	26,975	22,626
General and administrative	8,443	7,393	7,111

Total operating expenses	42,127	34,368	29,737

Loss from operations	(31,016)	(24,588)	(22,119)
Other income	5	—	150
Unrealized loss on warrants	(1,641)	—	—
Interest:
Income	1,029	665	450
Expense	(279)	(422)	(453)

Interest income (expense), net	750	243	(3)

Net loss before income taxes	(31,902)	(24,345)	(21,972)
Income taxes	(216)	(249)	(186)

Net loss	(31,686)	(24,096)	(21,786)
Less redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	—	2,022	7,493

Net loss attributable to common stockholders	$(31,686)	$(26,118)	$(29,279)

Basic and diluted net loss per share of common stock	$(1.20)	$(1.67)	$(30.07)

Basic and diluted weighted average number of shares of common stock outstanding	26,350,193	15,605,985	973,637

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(in thousands, except for share amounts)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive	Deferred
	Shares	Amount	paid in capital	deficit	loss	compensation	Total

Balance at December 31, 2002	730,818	$1	$480	$(65,037)	$—	$—	$(64,556)
Fair value of Roche warrants	—	—	584	—	—	—	584
Beneficial conversion feature on Series Roche preferred stock	—	—	584	(584)	—	—	—
Employee stock awards	15,000	—	97	—	—	—	97
Deferred compensation awards to employees	—	—	2,197	—	—	(2,197)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,645	1,645
Compensation expense in connection with issuance of stock options and warrants to non-employees	—	—	1,208	—	—	—	1,208
Issuance of shares of common stock upon exercise of stock options	392,385	—	260	—	—	—	260
Accrued dividends on preferred stock	—	—	—	(6,457)	—	—	(6,457)
Accretion of preferred stock to liquidation value	—	—	—	(452)	—	—	(452)
Net loss	—	—	—	(21,786)	—	—	(21,786)

Balance at December 31, 2003	1,138,203	1	5,410	(94,316)	—	(552)	(89,457)
Issuance of compensatory stock options, net of forfeitures	—	—	836	—	—	(836)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,106	1,106
Issuance of shares of common stock upon exercise of stock options and conversion of certain warrants	355,993	1	268	—	—	—	269
Issuance of shares of common stock under the employee stock purchase plan	7,819	—	46	—	—	—	46
Issuance of shares of common stock in an initial public offering	5,750,000	6	35,338	—	—	—	35,344
Conversion of preferred stock to common stock in conjunction with the initial public offering	13,295,427	13	106,285	—	—	—	106,298
Accrued dividends on preferred stock	—	—	—	(1,862)	—	—	(1,862)
Accretion of preferred stock to liquidation value	—	—	—	(160)	—	—	(160)
Unrealized loss on marketable securities	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	(24,096)	—	—	(24,096)

Balance at December 31, 2004	20,547,442	21	148,182	(120,434)	(45)	(282)	27,442
Issuance of compensatory stock options, net of forfeitures	—	—	1,293	—	—	(1,293)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,436	1,436
Issuance of shares of common stock under the employee stock purchase plan	46,701	—	126	—	—	—	126
Issuance of shares of common stock in the September 2005 Private Placement	16,112,158	16	22,155	—	—	—	22,171
Issuance of shares of common stock upon option exercises	568,035	1	479	—	—	—	480
Issuance of shares of common stock and warrants to an investor	440,367	—	960	—	—	—	960
Unrealized gain on marketable securities	—	—	—	—	22	—	22
Net loss	—	—	—	(31,686)	—	—	(31,686)

Balance at December 31, 2005	37,714,703	$38	$173,195	$(152,120)	$(23)	$(139)	$20,951

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows used in operating activities:
Net loss	$(31,686)	$(24,096)	$(21,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,183	2,050	1,803
Gain on sale of equipment	(5)	—	—
Non-cash stock based compensation	1,436	1,106	2,950
Unrealized loss on warrants	1,641	—	—
Changes in operating accounts:
Receivables	(687)	1,144	(2,019)
Prepaid and other current assets	(462)	1,126	(929)
Other assets	7	47	193
Accounts payable	(932)	(63)	(606)
Accrued expenses	662	74	738
Deferred revenue	2,328	(2,405)	12,280

Net cash used in operating activities	(25,515)	(21,017)	(7,376)

Cash flows from investing activities:
Purchases of marketable securities	(23)	(10,546)	(7,993)
Sales of marketable securities	5,375	13,848	10,181
Additions to property and equipment	(969)	(3,341)	(2,092)
Change in restricted cash	—	—	40

Net cash provided by / (used in) investing activities	4,383	(39)	136

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	30,573	35,659	260
Proceeds from issuance of redeemable convertible preferred stock	—	—	10,000
Proceeds from equipment notes payable	775	1,963	1,543
Principal repayment of equipment notes payable	(1,903)	(2,230)	(1,742)

Net cash provided by financing activities	29,445	35,392	10,061

Net increase in cash and cash equivalents	8,313	14,336	2,821
Cash and cash equivalents, beginning of period	31,220	16,884	14,063

Cash and cash equivalents, end of period	$39,533	$31,220	$16,884

Supplemental cash flow information:
Cash paid for interest	$279	$422	$453
Cash paid for taxes	12	12	20
Accrued dividends on redeemable convertible preferred stock	—	1,862	6,457
Accretion of redeemable convertible preferred stock to liquidation value	—	160	452
Beneficial conversion feature on Series Roche preferred stock	—	—	584
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
1)	ORGANIZATION AND BUSINESS OVERVIEW

Memory Pharmaceuticals Corp. was incorporated on March 19, 1997 under the laws of the State of Delaware and commenced operations on January 1, 1998. Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” “our,” or similar terms means Memory Pharmaceuticals Corp.

We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease and also include certain psychiatric disorders such as schizophrenia, bipolar disorder and depression.

We have an accumulated deficit of $152.1 million at December 31, 2005. We intend to continue research toward the development of commercial products in order to generate future revenue from our current and future collaboration agreements. We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock as part of an initial public offering on April 5, 2004 and again as part of our September 2005 Private Placement. Refer to: Note 7, “September 2005 Private Placement,” Note 8, “Initial Public Offering of Common Stock,” and Note 9, “Redeemable Convertible Preferred Stock,” for further details.

We face certain risks and uncertainties which are present in many emerging biopharmaceutical companies. We have not completed development of any drugs and we do not expect that any drugs resulting from our research and development efforts will be commercially available for a significant number of years, if at all. We will continue to seek collaboration partners to fund a substantial portion of our research operations over the next several years. In addition, we face risks and uncertainties regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations including the need for product approvals, changes in the health care marketplace, recruiting and retaining key personnel and the performance of contract research organizations.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of our equity securities, carrying amount of property, plant and equipment, valuation allowances for deferred income tax assets, obligations related to employee benefits, the estimated development period for revenue recognition under our collaborations and estimated liabilities for services provided by contract research organizations. Actual results could differ from those estimated.
Revenue Recognition
We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue under our collaborations may include the receipt of non-refundable upfront license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under our collaborations.

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and have continuing performance obligations, we are recognizing the non-refundable upfront license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain FDA approval of the first compound to be developed under the collaboration. As a result of Roche’s decision, in April 2005, not to pursue further development of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected period for the development of the first compound under the 2002 Roche Agreement. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period until approval by the FDA of the first compound under that collaboration as ending in the second quarter of 2014.

We are applying the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” prospectively to the original Roche 2003 Agreement using a single unit of accounting, since Roche had the right to enter into a license under this agreement. Revenue was recognized over the original five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 that we developed. Revenue was being recognized over the five-year period based on the level of efforts expended in a period as compared to our estimated efforts over the full period. Milestone payments received under the agreement were recognized prospectively over the remaining term of the agreement based on level of effort. This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We are currently evaluating the prospective impact of the terms of the Amended and Restated 2003 Roche Agreement on revenue recognition, including the period over which revenue will be recognized under the amended agreement.

Under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee and performance milestone payments as revenue ratably over the term of the research collaboration under the agreement. We will recognize revenue over the two-year term of the research collaboration under the agreement based on the level of efforts expended in a period as compared to our estimated efforts over the full period.

We periodically review the estimated development periods and our estimated research efforts under our collaborations and, to the extent such estimates change, the impact of such change is recorded prospectively. Payments received from our collaboration partners for research and development activities performed by us that are deemed to be a separate unit of accounting, as defined by EITF No. 00-21, are recognized as revenue as research and development services are performed. Otherwise, the payments are recognized as revenue over the term of the applicable collaboration agreement or the expected period for the first compound to be developed under the agreement.
Concentrations of Credit Risk
Financial instruments that subject us to credit risks are cash, cash equivalents and marketable securities. We invest our cash in money market funds and highly rated commercial paper. Our cash equivalents consist primarily of money market funds and other debt investments. Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities.

All of our revenue recognized during 2005, 2004 and 2003 was pursuant to our 2005 Amgen Agreement, our Amended and Restated 2003 Roche Agreement and our 2002 Roche Agreement. Refer to Note 11, “License Agreements and Collaborations.”
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and other debt investments that are carried at cost, which approximates fair value.
Marketable Securities
Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our consolidated Statements of Operations.
Property and Equipment
We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased property. Laboratory and computer equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the respective asset, which is approximately three to seven years. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the remaining term of the facility lease agreement, which approximates nine years. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred. Refer to Note 16, “Commitments and Contingencies.”

Research and Development
All research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $6.2 million, $5.8 million, and $4.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Indirect costs principally represent facility and information technology costs. These costs are allocated to research and development based on the approximate usage of our facility and information technology by our research and development departments.
Restricted Cash
Restricted cash represents letters of credit of an aggregate of $505,000 as of December 31, 2005 and December 31, 2004, which are required as security for the performance of our obligations under the lease agreement for our Montvale, New Jersey facility. The letters of credit are collateralized by interest-bearing certificates of deposit.
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
Warrant Liability
In connection with our September 2005 Private Placement we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. Subsequent changes in fair value are recorded in our statement of operations. Refer to Note 7, “September 2005 Private Placement.”
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

The following table illustrates the effect on net loss attributable to common stockholders if the fair-value based method had been applied to all outstanding and unvested awards each period. The assumptions used to value the awards are included below. Because options granted during 2005, 2004, and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair-value based method.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for per share amounts)
Net loss attributable to common stockholders, as reported	$(31,686)	$(26,118)	$(29,279)

Add: Stock-based employee compensation expense included in reported net loss	1,436	482	1,705

Deduct: Employee stock-based compensation expense under fair-value based method	(2,316)	(1,329)	(1,873)

Deduct: Employee stock-based compensation relating to option modification	(17)	—	—
Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(131)	(97)	—

Pro forma net loss attributable to common stockholders	$(32,714)	$(27,062)	$(29,447)

Pro forma basic and diluted net loss per share of common stock	$(1.24)	$(1.73)	$(30.24)

The fair values of these option grants were calculated using weighted averages of assumptions for the multiple stock options granted during the years ended December 31, 2005, 2004, and 2003.

	December 31,
	2005	2004	2003
Expected stock price volatility	80%	62%	60%
Expected term until exercise	5 years	5 years	5 years
Risk-free interest rate	4.07%	3.56%	3.11%
Expected dividend yield	0%	0%	0%
The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was determined using the Black-Scholes option-pricing model. These assumptions resulted in weighted average fair values of $1.60, $5.33 and $3.91 per share for stock options granted in 2005, 2004, and 2003 respectively.
Recently Issued Accounting Standard
In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, SFAS 123R which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. SFAS 123R requires companies to recognize the fair value of stock options and other stock-based compensation to employees in their Statements of Operations. The effective date of SFAS 123R for us is January 1, 2006. Because we currently account for our stock-based compensation plans in accordance with APB Opinion No. 25, the adoption of SFAS 123R will have a material effect on our consolidated financial statements beginning in the first quarter of 2006.
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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options, warrants and redeemable convertible preferred stock. These potential common stock equivalents are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Stock options	4,108,058	2,989,538	2,395,613
Warrants	5,913,267	119,907	162,293
Redeemable convertible preferred stock	—	—	13,295,427

Total	10,021,325	3,109,445	15,853,333

Refer to Note 9, “Redeemable Convertible Preferred Stock,” for the details of the conversion of the redeemable convertible preferred stock.
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

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the years ending December 31, 2005, 2004, and 2003. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for share and per share amounts)
Basic and diluted:
Net loss	$(31,686)	$(24,096)	$(21,786)
Preferred stock dividends, accretion to redemption value and beneficial conversion feature	—	(2,022)	(7,493)

Net loss attributable to common stockholders	(31,686)	(26,118)	(29,279)

Basic and diluted weighted average number of shares of common stock outstanding	26,350,193	15,605,985	973,637

Basic and diluted net loss per share	$(1.20)	$(1.67)	$(30.07)

Pro forma basic and diluted:
Net loss	(31,686)	(24,096)	(21,786)

Basic and diluted weighted average number of shares of common stock outstanding	26,350,193	15,605,985	973,637
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	—	3,324,241	12,652,464

Pro forma basic and diluted weighted average shares of common stock outstanding	26,350,193	18,930,226	13,626,101

Pro forma basic and diluted net loss per share	$(1.20)	$(1.27)	$(1.64)

Comprehensive Loss
Comprehensive loss is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity / (deficit) on our balance sheet. For the year ended December 31, 2005, comprehensive loss was $31.7 million, which includes our net loss of $31.7 million, and an unrealized gain on available-for-sale marketable securities of $22,000. For the year ended December 31, 2004, our comprehensive loss was $24.1 million, which includes our net loss of $24.1 million, and an unrealized loss on available-for-sale marketable securities of $45,000. For the year ended December 31, 2003, our comprehensive loss was the same as our reported net loss.

3)	MARKETABLE SECURITIES

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheet at fair value:

	December 31,
	2005		2004
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Corporate debt securities	$1,003	$6	$7,902	$43
Obligations of US government agencies	2,399	3	1,302	2
Mortgage-backed and asset-backed securities	1,144	8	672	—

Marketable securities due over 90 days	$4,546	$17	$9,876	$45

Commercial paper	19,156	6	4,887	—
Obligations of US government agencies	12,289	—	11,079	—

Marketable securities due in 90 days or less *	$31,445	$6	$15,966	$—

Total marketable securities	$35,991	$23	$25,842	$45

*	Classified as cash and cash equivalents on the balance sheet.
The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at December 31, 2005 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$31,453	$31,445
Due after 90 days, up to one year	2,299	2,299
Due after one year, up to two years	503	501
Due after two years	1,759	1,746

	$36,014	$35,991

*	Classified as cash and cash equivalents on the balance sheet.
We evaluate declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established. Gain or loss on the sale of marketable securities is determined using the specific identification method.

4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Laboratory equipment	$7,770	$7,192
Leasehold improvements	7,319	7,098
Computer equipment	2,202	2,137
Furniture, fixtures and equipment	962	924

	18,253	17,351
Less accumulated depreciation and amortization	(9,086)	(6,975)

	$9,167	$10,376

The cost of equipment subject to equipment loan financing was $10.3 million as of December 31, 2005 and $9.6 million as of December 31, 2004. Depreciation expense relating to such equipment was approximately $1.5 million, $1.4 million, and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Depreciation and amortization of property and equipment was $2.2 million, $2.1 million, and $1.8 million and for the years ended December 31, 2005, 2004, and 2003, respectively.

5)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued salaries and employee benefits	$1,236	$1,194
Accrued research costs	1,493	1,048
Accrued professional costs	93	44
Other	1,017	891

	$3,839	$3,177

6)	STOCK-BASED COMPENSATION

STOCK OPTIONS

Our 2004 Plan was adopted in April 2004. The 2004 Plan permits the granting of both incentive stock options and non-qualified stock options. Options are exercisable over a period determined by the Board of Directors, but such period cannot be longer than ten years after the grant date. The exercise price is the closing market price of our stock at the date of grant.

Our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”), was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Options granted under the 1998 Equity Plan are exercisable over a period of ten years after the grant date. Our Board of Directors determines the exercise price at the time of grant of such options.

Stock option transactions under the 1998 Equity Plan and 2004 Plan are summarized as follows:

		Exercise price per	Weighted average
	Shares	share	exercise price
Outstanding at December 31, 2002	2,618,635	$0.30 - $0.75	$0.72

Granted	249,558	0.75 – 2.70	2.43
Exercised	(392,373)	0.30 – 2.70	0.66
Cancelled / Forfeited	(80,293)	0.75 – 0.75	0.75

Outstanding at December 31, 2003	2,395,527	$0.30 - $2.70	$0.93

Granted	1,278,368	2.70 - $9.82	7.95
Exercised	(352,820)	0.30 – 2.70	0.76
Cancelled / Forfeited	(331,537)	0.75 – 9.82	4.35

Outstanding at December 31, 2004	2,989,538	$0.30 - $9.82	$3.57

Granted	1,879,750	2.24 – 5.03	2.54
Exercised	(568,035)	0.30 – 2.70	0.84
Cancelled / Forfeited	(193,195)	0.75 – 9.82	3.69

Outstanding at December 31, 2005	4,108,058	$0.30 - $9.82	$3.47

As of December 31, 2005, there were 583,608 shares available for future grant under the 2004 Plan.

The following table summarizes information about stock options outstanding at December 31, 2005:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Weighted average	Weighted
	Number of	remaining years	average	Number	Weighted average
Range of exercise prices	options	of contractual life	exercise price	of options	exercise price
$0.30 - $0.30	8,000	2.6	$0.30	8,000	$0.30
$0.31 - $0.75	1,069,134	5.4	$0.75	1,004,195	$0.75
$0.76 - $2.70	1,896,504	8.8	$2.39	411,869	$2.54
$2.71 - $7.56	485,187	8.1	$6.15	238,036	$6.77
$7.57 - $9.82	649,233	7.6	$9.12	296,505	$9.06

Outstanding at December 31, 2005	4,108,058	7.7	$3.47	1,958,605	$3.11

At December 31, 2004, there were stock options to purchase 1,732,743 shares of common stock exercisable at a weighted average exercise price of $1.99 and at December 31, 2003, there were stock options to purchase 1,407,389 shares of common stock exercisable at a weighted average exercise price of $1.05.

During 2005, we recognized $1.3 million of compensation expense related to the modification of a former executive officer’s stock option agreement in accordance.

Upon the closing of our initial public offering, we granted a non-employee, pursuant to a consulting agreement, stock options to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result, we recognized compensation expense of $437,000 during the year ended December 31, 2004, as these stock options vested immediately. The fair value of the stock option granted was based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, expected life of five years and risk-free interest rate of 3.2%

During 2003, we granted stock options to purchase 91,727 shares of common stock at an exercise price of $2.70 per share to a non-employee pursuant to a consulting agreement. We recognized compensation expense of $1.1 million in 2003, which was attributable to the fair value of the stock options, as the stock options vested immediately. The fair value of the stock options granted was based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, expected life of five years and risk-free interest rate of 2.9%.

STOCK AWARDS

We issued stock awards of 15,000 shares of our common stock during 2003. We recognized $97,000 of compensation expense during 2003, as such awards vested immediately.

FORFEITURE OF CERTAIN STOCK OPTIONS

In January 2004, we granted a stock option to purchase 100,000 shares of common stock to an employee at an exercise price of $2.70 per share. Deferred compensation expense of $1.1 million attributable to the intrinsic value of the options granted was measured at the measurement date for the grant. Compensation expense was being recognized ratably over the four-year vesting period. We had recognized $212,000 of total compensation expense during 2004 related to this option grant. This employee resigned in December 2004. Deferred compensation has been adjusted by $918,000 to reflect the forfeiture of the unvested portion of this stock option grant.

EMPLOYEE STOCK PURCHASE PLAN

In 2004, we created a plan for all eligible employees to purchase our stock bi-annually at 85% of the fair market value, with funds deducted from their wages, subject to certain limitations. The purchase price is based on the market price at the date of the purchase or the price of our common stock at the beginning of the offering period, if lower. Employees are permitted to cancel participation before each bi-annual purchase date and obtain a refund of amounts withheld from their wages. Under SFAS 123R, we believe our plan will be compensatory, and therefore we will begin to recognize compensation expense for this plan beginning in the first quarter of 2006. The ESPP has a stockholder approved reserve of 145,480 shares of common stock as of December 31, 2005.

7)	SEPTEMBER 2005 PRIVATE PLACEMENT

On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million.

The warrants are currently exercisable, have a five-year term and an exercise price per share of $2.22. In accordance with EITF No. 00-19, the warrants have been recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 4.07% and a contractual life of five years.

As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. The registration statement became effective on November 7, 2005.

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

In accordance with EITF No. 00-19, we recorded the estimated fair value of the warrants as of the closing date of our private placement at $6.8 million and recorded it as a warrant liability on our consolidated balance sheet. The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported on the consolidated statement of operations. We have recorded an unrealized loss on the warrants of $1.6 million for the period ended December 31, 2005. This amount will be adjusted at the end of each quarter to reflect any change in fair value at such date. Upon the earlier of the exercise of the warrants, or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the warrant liability will be reclassified to additional paid-in capital.

8)	INITIAL PUBLIC OFFERING OF COMMON STOCK

In April 2004, we sold 5,000,000 shares of our common stock in our initial public offering at a price of $7.00 per share. We also issued an additional 750,000 shares of common stock through an over-allotment option exercised by our managing underwriters in April 2004, at $7.00 per share. After deducting underwriting discounts and expenses and estimated offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $35.3 million. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into shares of our common stock as described in Note 9, “Redeemable Convertible Preferred Stock.” Our registration statement on Form S-1, as amended (File No. 333-111474), was declared effective by the SEC on April 5, 2004.

9)	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of our initial public offering in April 2004, all of the outstanding shares of our redeemable convertible preferred stock, including accrued but unpaid dividends, were automatically converted into 13,295,427 shares of common stock.

Common stock issued upon automatic conversion is as follows:

					Common
		Shares	Carrying	Conversion	Stock
Series	Date Issued	Outstanding	Amount	Ratio	Issued

A	April 1998, December 1998	1,000,000	$987,000	0.3333	333,332
B	March 1999	6,142,857	10,732,000	0.3333	2,047,615
C(1)	June, August 2000	10,000,000	24,976,000	0.3559	3,558,521
D	March, April 2002	19,290,130	40,541,000	0.3333	6,430,033
Roche(2)	September 2003	2,777,778	9,522,000	0.3333	925,926

			$86,758,000		13,295,427

(1)	As a result of our issuance of Series D redeemable convertible preferred stock, at a price per share less than $2.50, the conversion ratio of the number of shares of common stock into which each share of Series C is convertible was adjusted so that each share of Series C is convertible into 0.3559 shares of common stock. Pursuant to this anti-dilution provision, the conversion of Series C would result in the issuance of an additional 225,195 shares of common stock. We recorded a deemed dividend of $169,000 during 2002 to recognize the value attributable to the increase in conversion ratio based on an estimated fair value of the common stock.

(2)	We issued 2,777,778 shares of Series Roche redeemable convertible preferred stock and 115,740 warrants to purchase common stock at $12.96 per share to Roche for $10.0 million. The proceeds of $10.0 million was allocated to redeemable convertible preferred stock and additional paid-in capital based on the relative fair value of the preferred stock and the warrants. We also recorded a beneficial conversion feature of $584,000, which increased the net loss attributable to common stockholders during the year ended December 31, 2003.
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

10)	STOCKHOLDERS’ EQUITY

WARRANTS
During 2005, in connection with the September 2005 Private Placement, we issued warrants to purchase 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants are currently exercisable and have an expiration date of September 22, 2010. Refer to Note 7, “September 2005 Private Placement.”

In December 2005, in connection with the consummation of our development agreement with SMRI, we issued warrants to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share to SMRI. These warrants become exercisable on June 17, 2006 and expire on December 18, 2010. Refer to Note 11, “License Agreements and Collaborations.”

During 2003, in connection with the issuance of the Series Roche redeemable convertible preferred stock, we issued warrants to purchase 115,740 shares of our common stock to Roche at an exercise price of $12.96 per share. The warrants are exercisable immediately and expire on August 19, 2008. Refer to Note 9, “Redeemable Convertible Preferred Stock.”

At December 31, 2005, the lessor of our facility held warrants to purchase 4,167 shares of our common stock at an exercise price of $5.25 per share. These warrants expire on March 8, 2010.

Additionally, 1,536 shares of common stock were issued upon the net share settled exercise of warrants, which occurred immediately prior to the closing of our initial public offering.

11)	LICENSE AGREEMENTS AND COLLABORATIONS

Bayer AG in-license

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM1003 for the treatment of human peripheral and CNS-related disorders. As of December 31, 2005, we have made an upfront payment of $250,000 to Bayer, as well as milestone payments of $750,000 upon the initiation of Phase 1 clinical trials for MEM 1003 and $1.0 million upon the commencement of Phase 2a AD clinical trials for MEM 1003. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

Hoffmann-LaRoche (2002 Roche Agreement)

In July 2002, we entered into an agreement with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Under this Agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates and Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to MEM 1414 and/or MEM 1917 and continues the development and commercialization of either drug candidate, we will be entitled to receive development-related milestone payments for specified events occurring after the initiation of Phase 3 clinical trials and royalties based on worldwide sales. In addition, under certain circumstances, we will have the option to co-promote MEM 1414 and MEM 1917 in the US or in the US and the EU. Roche maintains its exclusive, worldwide license to develop and commercialize all other drug candidates from our PDE4 inhibitor program. In February 2006, in connection with an amendment to our original 2003 Roche collaboration, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration.

Roche has paid us a total of $25.1 million through December 31, 2005 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $13.1 million and milestone payments totalling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.

During the years ended December 31, 2005, 2004, and 2003, we recognized revenue of $4.6 million, $5.1 million and $6.5 million, respectively, under the 2002 Roche Agreement, representing the upfront license payment and milestone payments, which are being amortized over the expected period for the development of the first compound under the 2002 Roche Agreement, and research and development funding.

Hoffmann-LaRoche (Amended and Restated 2003 Roche Agreement)

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of CNS indications including schizophrenia and Alzheimer’s disease. This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we will receive an aggregate of $1.75 million of research and development funding in 2006. Subject to the determination by the parties that certain specified preclinical criteria have been achieved, we will be eligible to receive an aggregate of approximately $2.3 million (based on 1USD: 1.31 CHF) in research and development funding in 2007. We are currently evaluating the prospective impact of the terms of the Amended and Restated 2003 Roche Agreement on revenue recognition, including the period over which revenue will be recognized under the amended agreement.

Roche has paid us a total of $28.0 million through December 31, 2005 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $6.0 million and a milestone payment of $2.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved. During the years ended December 31, 2005, 2004, and 2003, we recognized revenue of $5.3 million, $4.6 million and $1.1 million, respectively, under the Amended and Restated 2003 Roche Agreement, representing the upfront license payment, research and development funding and milestone payments.

Amgen Inc. (2005 Amgen Agreement)

On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we received a $5.0 million up-front fee in November 2005 and are receiving research and development funding as well. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and, (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

We will recognize revenue over the two-year period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. During the year ended December 31, 2005, we recognized revenue of $1.2 million representing the upfront license payment.

The Stanley Medical Research Institute (SMRI Development Agreement)

On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the SMRI Agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. As of December 31, 2005, we received $960,000 in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that becomes exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.24 million as milestone payments upon the achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we plan to commence in the first half of 2006. If we fail to achieve the third milestone by December 31, 2007, then we will be required to refund to SMRI the portion of the $2.24 million of development funding advanced by SMRI as of that date.

12)	CONSULTING AGREEMENTS

In April 1998, we entered into a consulting agreement with one of our founders for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we are obligated to pay a consulting fee during each of the one-year terms. Additionally, we were required to grant additional options to the consultant upon our issuance of new securities to ensure that the founder maintained a 4.9216% ownership in the Company, which obligation expired upon the completion of our initial public offering. Upon the closing of our initial public offering, we issued this consultant an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result of which we recognized compensation expense of $437,000 during the year ended December 31, 2004.

Under this consulting agreement, we had issued an aggregate of 703,255 non-qualified stock options as of December 31, 2003, including 91,726 at an exercise price of $2.70 per share in December 2003 and 308,861 at an exercise price of $0.75 per share in April 2002 in connection with the Series D financing. The options issued in 2003 and 2002 had a fair value of approximately $1.2 million and $130,000 respectively using the Black-Scholes option-pricing model. The fair value of the options is included as general and administrative expense in the accompanying statement of operations.

We have entered into consulting arrangements with research consultants and scientific advisory board members for various services which generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

13)	INCOME TAXES

Our 2005 tax benefit of $216,000 consists of proceeds of $229,000 received for the sale of $3.2 million of state net operating loss carryforwards, offset by $12,000 in state alternative minimum taxes. Our 2004 tax benefit of $249,000 consisted of proceeds of $258,000 received for the sale of $3.6 million of state net operating loss carryforwards, offset by $9,000 in state alternative minimum taxes.

Our deferred tax assets as of December 31, 2005, and 2004, respectively, consisted of the following:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$40,173	$29,535
Start-up expenditures	1,177	1,924
Research and development credit carryforwards	7,337	2,202
Deferred income	7,958	7,027
Other, net	716	511

Total	57,361	41,199
Valuation allowance	57,348	41,042

Net deferred tax assets	13	157
Deferred tax liabilities:
Depreciation	(13)	(157)

Net deferred taxes	$—	$—

A valuation allowance for 2005 and 2004 has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized based on our history of operating losses. A valuation allowance is provided when we believe it is more likely than not that some portion of the deferred tax assets will not be realized.

At December 31, 2005, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $102.5 million and $88.6 million respectively, and we had available research and development credit carryforwards for federal and state income tax reporting purposes of approximately $4.2 million and $3.1 million respectively, that are available to offset future taxable income and tax, if any. The net operating loss carryforwards begin to expire in 2018 for federal purposes and 2007 for state purposes. The research and development credit carryforwards begin to expire in 2018 for federal purposes and 2013 for state purposes. Our ability to use such net operating loss and research and development credit carryforwards may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

14)	EQUIPMENT FINANCING AGREEMENTS

As of December 31, 2005 we financed $10.3 million of equipment purchases through equipment financing. The interest rate is set at the time of the borrowing. There was $2.4 million outstanding under this equipment financing agreement as of December 31, 2005. The effective interest rate on the borrowings as of December 31, 2005 is approximately 11.5% per annum.

The maturities of the equipment loans vary through 2009 and require monthly payments. A summary of future principal payments for equipment notes payable at December 31, 2005 is as follows:

(in thousands)
2006	$1,303
2007	744
2008	279
2009	66

Total	$2,392

15)	RETIREMENT PLAN

Effective January 1, 1999, we established a 401(k) Retirement Plan (the 401(k) Plan) which covers substantially all of our employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. In 2004, we began to match 50% of the employee’s pre-tax contributions, up to plan limits. For 2005, $202,000 has been charged to operations for the matching feature of the 401(k) plan.

16)	COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENT

In June 1999, we entered into a lease agreement for occupancy in our Montvale facility, which includes laboratory and office space. Pursuant to subsequent amendments to the lease agreement in 2000, 2001, and 2004, total occupancy space has been increased to approximately 66,200 square feet. Our current lease agreement expires in 2014 with options to renew thereafter.

Annual minimum rental payments as of December 31, 2005 are as follows:

(in thousands)
2006	$1,941
2007	1,975
2008	2,009
2009	2,044
2010	2,080
2011 and subsequent	8,315

Total	$18,364

Rent expense was approximately $2.1 million in 2005, $2.0 million in 2004 and $1.5 million in 2003.

EMPLOYMENT ARRANGEMENTS

We provide a severance arrangement for our executives and key employees, which include salary continuance and health benefits for up to one year.

During 2002, we issued interest free loans to two of our executive officers in the aggregate amount of $400,000, to enable each to purchase a residence near our facility located in Montvale, New Jersey. The loans were forgiven over three years based on continued employment. We paid all income taxes incurred by executives in connection with the forgiveness of these loans. Compensation expense related to these loans, including the payment of related taxes of $190,000, was recognized in 2002. As of December 31, 2002, there was $300,000 outstanding, which was forgiven during 2003, and $547,000 including the payment of related taxes was recognized as compensation expense in 2003.

COMMITMENTS

We have entered into various contract research agreements and supply agreements in connection with preclinical, Phase 1, and Phase 2 clinical trials of our drug candidates.

LITIGATION

There are no legal proceedings pending against us.

INSURANCE RISKS

We are exposed to the risk of product liability claims that is inherent in the development of drugs. If any of our drug candidates harm participants in our clinical trials, we may be subject to costly and damaging product liability claims. We have product liability insurance that covers our clinical trials up to an aggregate of $10.0 million annually, with a deductible of $25,000 per claim. We believe that this coverage is consistent with industry practice, but we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our drug candidates during clinical trials, our liability could exceed our total assets and our ability to pay the liability.

17)	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands)
2005:
Revenue	$2,430	$2,491	$2,490	$3,700
Net loss attributable to common stockholders	$(8,449)	$(8,408)	$(11,183)	$(3,646)
Basic and diluted net loss per share of common stock	$(0.41)	$(0.40)	$(0.42)	$(0.10)

2004:
Revenue	$2,371	$2,549	$2,430	$2,430
Net loss attributable to common stockholders	$(6,749)	$(5,924)	$(6,609)	$(6,836)
Basic and diluted net loss per share of common stock	$(5.89)	$(0.29)	$(0.32)	$(0.33)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors and Executive Officers of the Registrant.
The members of our Board of Directors and our executive officers are set forth in the following table. Our Board of Directors consists of nine members and is divided into three classes. As provided under his employment agreement, Mr. Sulat was appointed to our Board of Directors on May 17, 2005.

Name	Age	Position
Tony Scullion	54	Chairman of the Board of Directors
Anthony B. Evnin, Ph.D(1) (2)(3)	65	Director
Jonathan Fleming(2)(3)	48	Director
Walter Gilbert, Ph.D(1)	74	Director
Robert I. Kriebel(1)	63	Director
Michael E. Meyers, M.P.H.(2)	37	Director
Peter F. Young(1)	56	Director
James R. Sulat	55	President, Chief Executive Officer and Director
David A. Lowe, Ph.D.	59	Chief Scientific Officer and Director
Jzaneen Lalani	33	Vice President, Legal Affairs and Corporate Secretary
Joseph M. Donabauer	43	Vice President, Controller and Treasurer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominations Committee
Information Concerning Directors
Directors Whose Terms Expire in 2006 – Class II Directors
Anthony B. Evnin, Ph.D. has served as one of our directors since December 1998. Since 1975, Dr. Evnin has served as a general partner of Venrock Associates and other Venrock venture capital partnerships. Dr. Evnin serves as a director of Coley Pharmaceutical Group, Inc., Icagen, Inc, Renovis, Inc., and Sunesis Pharmaceuticals Incorporated. Dr. Evnin is also a member of the board of directors of several private companies. Dr. Evnin holds an A.B. from Princeton University and a Ph.D. in Chemistry from Massachusetts Institute of Technology.
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
Peter F. Young has served as one of our directors since September 2004. Mr. Young has over 25 years experience in senior commercial, general management, and development positions in the global pharmaceutical industry. Since 1999, Mr. Young has served as President and Chief Executive Officer of AlphaVax, Inc., a biotechnology company that is developing a vaccine technology. From 1989 to 1999, Mr. Young was with Glaxo Wellcome, where he led the growth of Glaxo’s HIV portfolio, first as Vice-President, HIV & Opportunistic Infection Therapeutic Development & Product Strategy and then as Vice-President, HIV & Hepatitis, Global Commercial Development. He previously held various management positions with Abbott International and Glaxo, both internationally and in the US. Mr. Young currently services on the board of directors of BIO, the national biotechnology industry organization, and as chairman of NCBIO, North Carolina’s life sciences industry association. Mr. Young holds a B.A. and a Master of Business Administration from Indiana University.

Directors Whose Terms Expire in 2007 – Class III Directors
Jonathan J. Fleming is one of our co-founders and served as the Chairman of our Board of Directors from January 1998 to May 2005. Mr. Fleming is the Managing Partner of Oxford Bioscience Partners, a venture capital firm specializing in life science technology. Prior to joining Oxford Bioscience in 1996, he served as a Founding Partner of MVP Ventures in Boston, Massachusetts. Mr. Fleming is a member of the board of directors of Imcor Pharmaceutical Co. (formerly Photogen Technologies, Inc.), a specialty pharmaceutical company focused on developing medical imaging pharmaceutical products. He is also chairman of the board of directors of BioProcessors Corporation, a privately-held corporation and is a director of seven other privately-held companies, including Leerink Swann & Company, a Boston-based investment bank specializing in health care companies. Mr. Fleming is a Trustee of the Museum of Science in Boston and is a Senior Lecturer at MIT’s Sloan School of Management. Mr. Fleming holds a B.A. from the University of California, Berkeley and a Master’s in Public Administration from Princeton University.
Walter Gilbert, Ph.D. is one of our co-founders and has served as one of our directors and as a member of our Scientific Advisory Board since our inception. Since 2002, Dr. Gilbert has served as a managing director and general partner of BioVentures Investors II, a venture capital firm. Since 1985, Dr. Gilbert has also served as the Carl M. Loeb University Professor at Harvard University. Dr. Gilbert was awarded the Nobel Prize in Chemistry in 1980 for his contributions to the development of DNA sequencing methodology. He was a founder of Biogen, Inc. and its Chairman and CEO from 1981 to 1985. Dr. Gilbert was also a co-founder of Myriad Genetics, Inc., where he has been a director since 1992 and is currently its Vice-Chairman of the board of directors. Dr. Gilbert also serves as a director of six privately-held companies. He has held professorships at Harvard University in the departments of Physics, Biophysics, Biology, Biochemistry and Molecular Biology, and Molecular and Cellular Biology. Among other honors he was elected a Member of the National Academy of Science in 1976.
Tony Scullion has served as our Chairman since February 2006 and as one of our directors since 2001. From May 2005 to February 2006, Mr. Scullion served as our Executive Chairman. From September 2001 to May 2005, Mr. Scullion served as our Chief Executive Officer and from April 2005 to May 2005, as our President and Chief Executive Officer. From 1993 to 2001, Mr. Scullion served as Vice President and Head, Global Business Development at GlaxoWellcome PLC and its predecessor, Glaxo PLC. Mr. Scullion served as a member of the Management Committee and the Commercial Operations Committee at GlaxoWellcome PLC. From 1979 to 1993, Mr. Scullion was at Pfizer Inc. and his positions included Executive Director, Strategic Planning and Operations, Japan. In addition, while at Pfizer he led a staff responsible for international pre-launch planning and launch and post-launch strategic marketing. He also held operational and line management positions with responsibility for businesses in Asia Pacific and served as the head of the marketing division of the United Kingdom business. Prior to his position with Pfizer, Mr. Scullion spent four years at HoechstRoussel AG, which is now part of Sanofi-Aventis, where he held various management positions. Mr. Scullion started his career with Pfizer Inc. in discovery research. Mr. Scullion holds a B.Sc. in Physiology from the University of London and a Master’s of Science in Pharmacology and is a Member of the Chartered Institute of Marketing. Mr. Scullion is also a member of the board of directors of the Biotechnology Council of New Jersey.
Directors Whose Terms Expire in 2008 – Class I Directors
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
Michael E. Meyers, M.P.H. has served as one of our directors since March 2002. Mr. Meyers has served as a Managing Partner of Trivium Capital Management LLC, a money management firm in New York since May 2002. From 2000 to 2003, Mr. Meyers served as a Managing Director and Partner of Global Biomedical Partners, a life sciences venture capital firm. From 1997 to 2000, Mr. Meyers served as Director, Biotechnology and Pharmaceutical Investment Banking at Merrill Lynch & Co. From 1993 to 1997, Mr. Meyers served as Vice President, Health Care Investment Banking at Cowen & Company. Mr. Meyers holds an A.B. in Biology from Brandeis University and a Master of Public Health in Health Policy and Management with Highest Honors from Columbia University.
James R. Sulat has served as our President and Chief Executive Officer and as one of our directors since May 2005. From May 2003 to February 2004, Mr. Sulat was the Senior Executive Vice President of Moore Wallace Incorporated. Following the acquisition of Moore Wallace by R.R. Donnelley and Sons Company in February 2004, Mr. Sulat became Chief Financial Officer of R.R. Donnelley and served in this position until May 2004. From 1998 to 2003, Mr. Sulat served as Vice President and Chief Financial Officer of

Chiron Corporation, a major biotechnology company, where his responsibilities included business development and investor relations, in addition to the financial management functions of the company. From 1993 to 1997, Mr. Sulat was the Chief Financial Officer of Stanford Health Services, the clinical healthcare delivery arm of the Stanford University Medical Center. In November 1997, Stanford Health Services merged with the clinical care facilities of the University of California, San Francisco, and Mr. Sulat served as the Treasurer of the merged entity, UCSF Stanford Health Care, until joining Chiron Corporation. Mr. Sulat is a director of Maxygen, Inc., a developer of protein therapeutics, and Intercell AG, a developer of vaccines for the prevention and treatment of major infectious diseases that is listed on the Vienna Stock Exchange. Mr. Sulat holds a B.S. from Yale University, an MBA from Stanford University and an M.S. in health services administration from Stanford University.
Information Concerning Executive Officers
Jzaneen Lalani has served as our Vice President, Legal Affairs since June 2004. From February 2003 to May 2004, Ms. Lalani was a member of the Corporate and Commercial Law Group at Kronish Lieb Weiner & Hellman LLP, where she worked with privately held and publicly traded companies on transactions including mergers and acquisitions, financings and securities offerings. From October 1999 to February 2003, Ms. Lalani was a member of the Business & Technology Group at Brobeck Phleger & Harrison LLP, where her practice also included representing emerging growth companies and newly-public companies. Ms. Lalani received a B.Sc. in 1993 from Queen’s University in Ontario, a LL.B. in 1996 from the University of Victoria, in British Columbia, and a Master of International Affairs and a Masters of Law from Columbia University in 1999. Ms. Lalani is admitted to the British Columbia Bar and the New York Bar.
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
Procedure for Submission of Director Nominees by Stockholders
The Nominating Committee’s policy is to consider prospective director nominations properly submitted by a stockholder. Our By-laws provide that any stockholder of record who is entitled to vote for the election of directors may nominate persons for election as directors only if timely, written notice in proper form is received by our Corporate Secretary at our principal executive offices at 100 Philips Parkway, Montvale, New Jersey 07645. To be timely and in proper form under our Amended and Restated By-laws, the notice must be received in writing by our Corporate Secretary at our principal executive offices no later than the date which is 90 calendar days prior to the anniversary date of the preceding year’s annual meeting, nor earlier than the date which is 120 calendar days prior to the anniversary date. The stockholder’s notice must contain prescribed information about the proponent and each prospective director nominee, including such information about each prospective director nominee as would have been required to be included in a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, had the prospective director nominee been nominated by the Board of Directors.
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
To our knowledge, based solely on our review of the copies of Forms 3, 4 and 5, and amendments thereto, received by us during or with respect to the year ended December 31, 2005, all filings applicable to our officers, directors, greater-than-ten percent stockholders and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely, except that one Form 4 reporting a stock option grant to Dr. Lowe was inadvertently filed late.

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
Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
The following table provides certain summary information concerning the compensation earned for each of the last three years by our current President & Chief Executive Officer, our former Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005. We refer to the executive officers (and former executive officers) listed in the table below collectively as our "Named Executive Officers."

							Long-Term
		Annual Compensation					Compensation
					Other Annual		Securities		All Other
		Salary	Bonus(*)		Compensation		Underlying		Compensation
Name and Principal Position	Year	($)	($)		($)		Options		($)
Tony Scullion	2005	427,779	—		38,716	(2)	—		14,530	(3)
Former Executive Chairman and	2004	414,302	118,675		40,406	(4)	—		14,530	(3)
Former Chief Executive Officer(1)	2003	376,823	195,000		383,341	(5)	65,657		14,530	(3)

James R. Sulat	2005	249,384	—		3,760	(7)	1,025,000		—
President & Chief Executive Officer(6)

David A. Lowe, Ph.D.	2005	330,230	90,750		6,150	(7)	240,000		53,647	(9)
Chief Scientific Officer(8)	2004	83,769	77,844	(10)	1,523	(7)	150,000		83,455	(11)

Gardiner F. H. Smith	2005	256,049	72,767		2,898	(13)	80,000	(14)	—
Former Chief Business Officer(12)	2004	217,137	52,294		2,898	(13)	35,000	(14)	—
	2003	201,119	65,000		2,898	(13)	4,333		—

Jzaneen Lalani	2005	219,461	78,125		6,150	(7)	85,000		—
Vice President, Legal Affairs(15)	2004	107,648	37,406		2,850	(7)	50,000		—

Joseph M. Donabauer	2005	180,230	45,000		5,400	(7)	40,000		—
Vice President and Controller(16)	2004	143,572	37,500		5,387	(7)	25,900		—
	2003	118,169	9,775			—	350		—

*	Unless otherwise noted, amounts in the “Bonus” column generally represent bonuses attributable to performance in the stated fiscal year. Bonuses are paid in the next following fiscal year.

(1)	Mr. Scullion served as our Chief Executive Officer until May 17, 2005 and then as our Executive Chairman through February 17, 2006. Since February 17, 2006, Mr. Scullion has served as Chairman of our Board of Directors.

(2)	Represents $9,467 in employer-paid disability insurance premiums, $10,714 in an automobile allowance, $12,385 in employer-paid tax preparation fees, and $6,150 in matching contributions under our 401(k) plan.

(3)	Represents insurance premiums for a life insurance policy.

(4)	Represents $9,467 in employer-paid disability insurance premiums, $13,859 in an automobile allowance, $10,930 in employer-paid tax preparation fees, and $6,150 in matching contributions under our 401(k) plan.

(5)	Represents $200,000 in loan forgiveness, $156,824 in tax payment reimbursements, $9,467 in employer-paid disability insurance premiums, and $10,800 in an automobile allowance. In January 2003, Mr. Scullion was issued a stock award of 8,333 shares of common stock that was valued at $6,250.

(6)	Mr. Sulat’s employment with us commenced in May 2005.

(7)	Represents matching contributions under our 401(k) plan.

(8)	Dr. Lowe’s employment with us commenced in October 2004.

(9)	Represents $40,340 for reimbursement of relocation and temporary housing expenses and a $13,307 gross-up payment for taxes incurred by Dr. Lowe in connection with this reimbursement.

(10)	Includes a one-time bonus of $50,000, as set forth in Dr. Lowe’s letter agreement of employment.

(11)	Represents $58,418 for reimbursement of relocation and temporary housing expenses and a $25,037 gross-up payment for taxes incurred by Dr. Lowe in connection with this reimbursement.

(12)	From January 2002 to May 2005, Mr. Smith served as our Vice President of Business Development. Thereafter, Mr. Smith served as our Chief Business Officer. Mr. Smith resigned as our Chief Business Officer effective March 3, 2006.

(13)	Represents employer-paid disability insurance premiums.

(14)	On the effective date of Mr. Smith’s resignation we cancelled the unvested portion of these stock options, which represented stock options to purchase an aggregate of 63,126 shares of our common stock and the unvested portion of the stock options granted to Mr. Smith in prior years.

(15)	Ms. Lalani’s employment with us commenced in June 2004.

(16)	Mr. Donabauer became an executive officer in December 2003.
STOCK OPTION INFORMATION FOR THE YEAR-ENDED DECEMBER 31, 2005
The following table provides summary information concerning the individual grants of stock options to purchase shares of our common stock to each of our Named Executive Officers for the year ended December 31, 2005. Options granted before April 8, 2004 were granted under our 1998 Equity Plan and options granted after April 8, 2004 were granted under our 2004 Plan. The exercise price of options granted under our 1998 Equity Plan was established by our Board of Directors on the date of grant, and each option was issued at the estimated fair market value on the date of the grant based upon a number of considerations, including the pricing of private sales of our equity securities, company-specific events, economic trends, the then current financing environment and the rights and preferences of our preferred stock relative to our common stock. The exercise price of options granted under our 2004 Plan was the fair market value of our common stock on the date of grant.

STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2005

	Individual Grants
			% of Total
	Number of		Options			Potential Realizable Value at
	Shares		Granted to	Exercise		Assumed Annual Rates of
	Underlying		Employees	Price Per		Stock Price Appreciation for
	Options		in Fiscal	Share	Expiration	Option Term(2)
Name	Granted		Year(1)	($)	Date	5%	10%
Tony Scullion	—		—	—	—	—	—
	500,000		26.60	2.45	5/16/2015	$770,396	$1,952,335
James R. Sulat	525,000		27.93	2.24	8/14/2015	739,580	1,874,241
	100,000		5.32	5.03	3/2/2015	316,334	801,652
	55,000		2.93	2.39	5/11/2015	82,668	209,497
David A. Lowe, Ph.D.	85,000		4.52	2.38	10/10/2015	127,225	322,414
	45,000	(3)	2.39	2.39	6/3/2006	67,638	171,407
Gardiner F.H. Smith	35,000	(3)	1.86	2.71	6/3/2006	59,651	151,166
	35,000		1.86	2.39	5/11/2015	52,607	133,317
Jzaneen Lalani	50,000		2.66	2.38	10/10/2015	74,838	189,655
	30,000		1.60	2.39	5/11/2015	45,092	114,271
Joseph M. Donabauer	10,000		.53	2.38	10/10/2015	14,968	37,931

(1)	During the year ended December 31, 2005, we granted our employees stock options to purchase an aggregate of 1,879,750 shares of our common stock.

(2)	The potential realizable value is calculated based upon the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. SEC rules specify the 5% and 10% assumed annual rates of compounded stock price appreciation, which do not represent our estimate or projection of our future common stock prices. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table above may not necessarily be achieved.

(3)	On the effective date of Mr. Smith’s resignation, we cancelled the unvested portion of the stock options that Mr. Smith was granted in 2005, which represented stock options to purchase 54,375 shares of our common stock.
AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END STOCK OPTION VALUES
The following table provides information as of December 31, 2005 concerning the number and value of exercised and unexercised stock options held by each of our Named Executive Officers.

						Value of Unexercised
			Number of Shares Underlying			In-the-Money Options at
	Shares	Value	Unexercised Options at Fiscal			December 31, 2005(2)
	Acquired on	Realized	Year End			($)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable		Exercisable	Unexercisable
Tony Scullion	135,800	485,848	549,055	25,604		741,010	37,765
James R. Sulat	—	—	95,312	929,688		1,312	19,688
David A. Lowe, Ph.D.	—	—	107,499	382,501		—	—
Gardiner F.H. Smith	—	—	133,082	94,583	(3)	146,306	19,442
Jzaneen Lalani	—	—	27,500	167,500		—	—
Joseph M. Donabauer	—	—	19,920	79,834		4,143	1,753

(1)	The value realized was calculated based on the market price of the purchased shares on the exercise date, less the applicable option exercise price per share, multiplied by the number of shares underlying the option.

(2)	The value of unexercised in-the-money options was calculated based on the closing selling price per share of our common stock on the Nasdaq National Market on December 31, 2005, $2.28, less the option exercise price per share, multiplied by the number of shares underlying the option.

(3)	On the effective date of Mr. Smith’s resignation, we cancelled the unvested portion of the stock options granted to Mr. Smith since he commenced employment with us, which represented stock options to purchase 69,064 shares of our common stock.

Director Compensation
The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board or committee meetings. In addition, our non-employee directors receive cash compensation for their service on the Board and its committees as described below. All quarterly fees are payable at the end of each calendar quarter.
Board of Directors
Each of our non-employee directors receives a quarterly fee of $3,000. Through May 17, 2005 (the date Mr. Scullion was appointed Executive Chairman), our non-employee Chairman received an additional $3,000 per calendar quarter. Each of our non-employee directors also receives $1,000 for each regular or special Board of Directors' meeting attended by such director in person, or $500 for each regular or special Board of Directors' meeting attended by such director by teleconference.
Audit Committee
In addition to receiving fees for service as a director, each member of the Audit Committee receives $2,500 per calendar quarter and the Chairman of our Audit Committee also receives $5,000 per calendar quarter. Each member of the Audit Committee also receives $2,000 for each regular or special Audit Committee meeting attended by such member in person, or $1,000 for each regular or special Audit Committee meeting attended by such member by teleconference.
Compensation Committee
In addition to receiving fees for service as a director, each member of the Compensation Committee receives $625 per calendar quarter and the Chairman of our Compensation Committee also receives $2,500 per calendar quarter. Each member of the Compensation Committee also receives $1,000 for each regular or special Compensation Committee meeting attended by such member in person, or $500 for each regular or special Compensation Committee meeting attended by such member by teleconference.
Nominations Committee
In addition to receiving fees for service as a director, each member of the Nominations Committee receives an additional $250 per calendar quarter and the Chairman of our Nominations Committee also receives $1,250 per calendar quarter. Each member of the Nominations Committee also receives $500 for each regular or special Nominations Committee meeting attended by such member in person, or $250 for each regular or special Nominations Committee meeting attended by such member by teleconference.
Option Grants
Our 2004 Plan provides a Formula Option Grant program for non-employee directors. Pursuant to this program, upon joining our Board of Directors, a non-employee director receives a stock option grant to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Initial Grant”). The Initial Grant vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting every three months thereafter. In addition, on the date of each annual meeting of our stockholders, our non-employee directors receive an additional automatic stock option grant to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Subsequent Grant”), if the non-employee director has served on our Board of Directors for at least six months prior to such date. The Subsequent Grant will vest in one installment on the first anniversary of the grant date.

Each director who served as such on the effective date of our initial public offering, automatically received a stock option grant to purchase 20,000 shares of our common stock at an exercise price of $8.40 per share, the fair market value of our common stock on that date. The stock option vests over three years, with one-third of the shares of common stock subject to the stock option vesting on the first anniversary of the grant date and the remainder vesting every three months thereafter.
Executive Employment Agreements
We have employment agreements with each of Tony Scullion, James R. Sulat, David A. Lowe, Ph.D., Joseph M. Donabauer, and Jzaneen Lalani. Our employment agreement with Mr. Smith terminated on the effective date of his resignation. A summary of the material terms of our agreements with our Named Executive Officers and our other executive officers is provided below.
Tony Scullion
Our original employment agreement with Mr. Scullion, which was entered into on July 2, 2001, was superseded by a new employment agreement in February 2006. Under the original agreement, Mr. Scullion was entitled to an initial base salary of $350,000 per year, and received a one-time signing bonus of $100,000, a one-time payment of $40,000 to reimburse his former employer for costs associated with a life insurance policy on his life payable to his designated beneficiaries and an initial stock option grant of 367,133 shares of our common stock, which vested quarterly over four years. Under the original agreement, Mr. Scullion was eligible to receive annual bonus payments which depend on our performance and his individual performance, in each case as determined by our Board of Directors. We also paid the current premium of approximately $14,000 per year on a life insurance policy on Mr. Scullion’s life payable to his designated beneficiaries. If Mr. Scullion’s employment had been terminated without cause or if he had terminated his employment with good reason, he would have been entitled to receive 12 months’ severance, based on his current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Scullion to, and any health insurance otherwise available through, a new employer). In addition, upon any such termination of employment, he would have been entitled to accelerated vesting of 25% of his then-unvested stock options.
In February 2006, we entered into an Employment Agreement with Mr. Scullion, which supersedes Mr. Scullion’s prior employment agreement, as amended, dated July 2, 2001. Under this agreement, which expires on January 31, 2007, unless renewed upon the agreement of both parties, Mr. Scullion will devote an average of approximately eight to twelve hours per week to the Company. Mr. Scullion’s salary will be at the gross semi-monthly rate of approximately $8,333. Under the terms of the Agreement, Mr. Scullion has agreed to tender his resignation from the our Board of Directors immediately upon the earliest to occur of (i) the conclusion of the term of the agreement, (ii) the termination of his employment by him, or (iii) the termination of his employment by us with Cause (as defined in the Employment Agreement). In the event Mr. Scullion’s employment is terminated by us without Cause, then, at the request of the Board of Directors, he will resign his position as the Chairman. During the term of the agreement, Mr. Scullion will be entitled to standard employee benefits and in addition, we will continue to (i) reimburse Mr. Scullion for all reasonable home office expenses, (ii) pay the premium, in the approximate amount of $14,530, relating to Mr. Scullion’s existing life insurance policy, and (iii) reimburse Mr. Scullion for tax preparation services for the 2005 and 2006 tax years in an amount up to $12,000 per year. Under certain circumstances we will also extend the post-termination exercise period of Mr. Scullion’s then-vested stock options. We or Mr. Scullion may terminate the employment relationship during the term of the agreement upon thirty days’ written notice. In the event Mr. Scullion is terminated by us without Cause, he will continue to receive the balance of his base salary plus health coverage (unless such coverage is provided through a new employer), the life insurance payment and the tax preparation payments. If Mr. Scullion is terminated with Cause during the term of the agreement, he will not be eligible for any further compensation or paid benefit continuation.
James R. Sulat
We have an employment letter agreement with Mr. Sulat that has an unspecified term. Under this agreement, Mr. Sulat is entitled to an initial base salary of $395,000 per year. The agreement also specifies that Mr. Sulat would be elected to our Board of Directors as soon as reasonably practicable following his start date with the Company. As provided in the letter agreement, Mr. Sulat received stock option grants to purchase an aggregate of 1,025,000 shares of our common stock which vest over the four-year period following the date of grant of each stock option. Under the letter agreement, Mr. Sulat is also eligible to receive annual bonus payments which depend on our performance and his individual performance, in each case as determined by our Board of Directors. Mr. Sulat’s target bonus is 35% of his base salary. In the event that we terminate Mr. Sulat’s employment without cause or he terminates his employment for good reason, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued medical and dental coverage for one year. In addition, upon any such termination of employment, he will be entitled to receive the average of his annual bonuses for the three prior years (or such shorter period if he has not been employed by us for three years) in twelve equal monthly installments and accelerated vesting of 25% of his then-unvested stock options. Notwithstanding the foregoing, Mr. Sulat’s unvested stock options will become fully vested if, within three months prior to, or within 18 months after, a Change in Control (as defined in the letter agreement), (x) we terminate Mr. Sulat’s employment without cause or (y) Mr. Sulat terminates his employment within three months after (i) a material diminution in his responsibilities, (ii) he no longer reports to the Board of Directors or ceases to be a member of the Board of Directors, (iii) his principal work location changes by more than 50 miles from our current principal offices, or (iv) we reduce his base salary. Any nonstatutory stock options held by Mr. Sulat will remain exercisable until the later to occur of (i) 90 days after the date of termination and (ii) January 15 of the calendar year immediately succeeding the date of termination.
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
Gardiner F.H. Smith
We had an employment agreement with Mr. Smith, which terminated on the effective date of Mr. Smith’s resignation. Under that agreement, Mr. Smith was entitled to an initial base salary of $195,000, a one-time signing bonus of $25,000, an initial stock option grant for 46,666 shares of our common stock, which vested over four years in quarterly installments, and an additional stock option grant to purchase 45,000 shares of our common stock, which also vests in quarterly installments over four years. Mr. Smith was also entitled to receive annual bonus payments that depended on our performance and his individual performance, in each case as determined by our Board of Directors. Under this agreement, we reimbursed Mr. Smith for $100,000 of expenses related to relocation, including a gross-up payment for taxes incurred by him in connection with this payment.
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

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2005, the Compensation Committee of the Board of Directors was comprised of the following members: Messrs. Fleming and Meyers and Dr. Evnin. During the year ended December 31, 2005, no interlocking relationship existed between the members of our Compensation Committee and the board of directors or compensation committee of any other company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 15, 2006 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options and warrants held by the respective person or group, which may be exercised or converted within 60 days of March 15, 2006. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days of March 15, 2006 are included for that person or group, but not the stock options or warrants of any other person or group. Percentage of beneficial ownership is based on 37,758,140 shares of common stock outstanding as of March 15, 2006.
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

	Shares Beneficially Owned*
	Number	Percent
Name of Beneficial Owner	Of Shares	(%)
Directors
Anthony B. Evnin, Ph.D.(1) (16)	2,624,929	6.89
Jonathan Fleming(2) (14) (15)	6,112,001	15.72
Walter Gilbert, Ph.D.(3)	217,685	*
Robert I. Kriebel(4)	15,025	*
David A. Lowe, Ph.D.(5)	211,150	*
Michael E. Meyers(6)	48,826	*
James R. Sulat(7)	438,734	1.15
Tony Scullion(8)	765,698	2.00
Peter F. Young(9)	9,950	*
Named Executive Officers
Gardiner F.H. Smith(10)	158,601	*
Jzaneen Lalani(11)	49,238	*
Joseph M. Donabauer(12)	35,499	*
All current directors and executive officers as a group (11 persons)(13)	10,528,735	26.04
Five Percent Stockholders
Oxford Bioscience Partners II Entities(14)	2,546,071	6.71
Oxford Bioscience Partners IV Entities(15)	3,552,630	9.18
Venrock Associates(16)	2,362,945	6.89
Special Situations Funds(17)	4,285,724	11.03
SF Capital Partners Ltd.(18)	2,016,340	5.26

*	Represents less than 1%.

(1)	Includes 184,211 shares of common stock issued to Anthony B. Evnin, Ph.D., 13,300 shares of common stock issuable to Dr. Evnin upon the exercise of options vested as of 60 days following March 15, 2006 and warrants to purchase 64,473 shares of common stock. Also includes 2,362,945 shares of common stock owned by Venrock Associates. See footnote 15.

(2)	Includes 13,300 shares of common stock issuable to Mr. Fleming upon the exercise of options vested as of 60 days following March 15, 2006. Also includes 2,546,071 shares of common stock owned by Oxford Bioscience Partners II Entities and 3,552,630 shares of common stock owned by Oxford Biosciences Partners IV Entities. See footnotes 13 and 14.

(3)	Includes 13,300 shares of common stock issuable to Walter Gilbert, Ph.D. upon the exercise of options vested as of 60 days following March 15, 2006. Also includes 66,666 shares of common stock issued to Dr. Gilbert, 66,666 shares of common stock issued to Celia Gilbert, the wife of Dr. Gilbert and 52,632 shares of common stock and warrants to purchase 18,421 shares of common stock issued to a charitable remainder trust of which Dr. Gilbert and his spouse are the trustees and the beneficiaries.

(4)	Includes 5,000 shares of common stock issued to Robert I. Kriebel, 8,275 shares of common stock issuable to Mr. Kriebel upon the exercise of options vested as of 60 days following March 15, 2006 and warrants to purchase 1,750 shares of common stock.

(5)	Includes 26,316 shares of common stock issued to David A. Lowe, Ph.D., 175,624 shares of common stock issuable to Dr. Lowe upon the exercise of options vested as of 60 days following March 15, 2006 and warrants to purchase 9,210 shares of common stock.

(6)	Includes 26,316 shares of common stock issued to Michael E. Meyers, 13,300 shares of common stock issuable to Mr. Meyers upon the exercise of options vested as of 60 days following March 15, 2006 and warrants to purchase 9,210 shares of common stock.

(7)	Includes 2,139 shares of common stock issued to James R. Sulat, 223,437 shares of common stock issuable to Mr. Sulat upon the exercise of options vested as of 60 days following March 15, 2006, and 157,895 shares of common stock and warrants to purchase 55,263 shares of common stock issued to a revocable trust of which Mr. Sulat and his spouse are the trustees and the members of Mr. Sulat’s immediate family are the beneficiaries.

(8)	Includes 178,030 shares of common stock issued to Tony Scullion, currently exercisable options to purchase 573,853 shares of common stock issuable to Mr. Scullion upon the exercise of options vested as of 60 days following March 15, 2006 and warrants to purchase 13,815 shares of common stock.

(9)	Represents shares of common stock issuable to Peter F. Young upon the exercise of options vested as of 60 days following March 15, 2006.

(10)	Represents 158,601 shares of common stock issuable to Gardiner F.H. Smith upon the exercise of options vested as of 60 days following March 15, 2006. Mr. Smith resigned as our Chief Business Officer effective March 3, 2006. All of Mr. Smith’s unexercised options will expire on June 3, 2006.

(11)	Includes 3,613 shares of common stock issued to Jzaneen Lalani and 45,625 shares of common stock issuable to Ms. Lalani upon the exercise of options vested as of 60 days following March 15, 2006.

(12)	Includes 3,018 shares of common stock issued to Joseph M. Donabauer and 32,481 shares of common stock issuable to Mr. Donabauer upon the exercise of options vested as of 60 days following March 15, 2006.

(13)	Includes: Messrs. Fleming, Kriebel, Meyers, Scullion, Sulat, Young and Donabauer, and Drs. Evnin, Gilbert and Lowe, and Ms. Lalani.

(14)	Based on a Schedule 13G/A filed with the SEC on February 14, 2006 (the “Oxford 13G”) by Oxford Bioscience Partners II L.P. (“OBP II”), Oxford Bioscience Partners (Adjunct) II L.P. (“OBP Adjunct II”), Oxford Bioscience Partners (GS-Adjunct) II L.P. (“OBP GS-Adjunct II”), Oxford Bioscience Partners II (Annex) L.P. (“OBP Annex II”), Oxford Bioscience Partners (Bermuda) II Limited Partnership (“OBP Bermuda II”), OBP Management (Bermuda) II Limited Partnership (“OBP Management Bermuda II”), OBP Management (Bermuda) II Ltd. (“OBP Bermuda II Ltd.”), and OBP Management II L.P. (“OBP Management II”, together with OBP II, OBP Adjunct II, GS-Adjunct II L.P., OBP Annex II, OBP Bermuda II, OBP Management Bermuda II, OBP Bermuda II Ltd., the “Oxford II Entities”), OBP II holds 357,715 shares of common stock, OBP Bermuda II holds 267,844 shares of common stock, OBP Adjunct II holds 100,306 shares of common stock, OBP GS-Adjunct II holds 352,679 shares of common stock and OBP Annex II holds 1,283,317 shares of common stock and warrants to purchase 184,210 shares of common stock. By virtue of their relationship as affiliated limited partnerships, whose sole general partners share individual general partners, OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II may be

deemed to share voting power and the power to direct the disposition of the shares of common stock which each partnership holds. OBP Management II (as the general partner of OBP II, OBP Adjunct II, OBP GS-Adjunct II and OBP Annex II) and OBP Management Bermuda II (as the general partner of OBP Bermuda II) may also be deemed to own beneficially the shares of OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II. OBP Bermuda II Ltd., as the corporate general partner of OBP Management Bermuda II, may also be deemed to own beneficially the shares of OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II. Messrs. Fleming, Edmund M. Olivier, Cornelius T. Ryan and Alan G. Walton (the “Individual General Partners”) are general partners of both OBP Management II and OBP Management Bermuda II. Therefore each of the Individual General Partners may be deemed to beneficially own the shares held by OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II; however, each Individual General Partner and each of the entities disclaims beneficial ownership of these shares except any shares held directly of record. The Oxford II Entities and the Individual General Partners (with the exception of Mr. Olivier and Mr. Walton) are located at 222 Berkeley Street, Suite 1650, Boston, MA 02116. Mr. Olivier’s address is 650 Town Center Drive, Costa Mesa, CA 92626. Mr. Walton’s address is 315 Post Road West, Westport, CT 06880.

(15)	Based on a Schedule 13D filed on October 4, 2005 (the “Oxford 13D”) by Oxford Bioscience Partners IV L.P. (“Oxford IV”) and mRNA Fund II L.P. (“mRNA II”), OBP Management IV L.P. (“OBP IV”, together with Oxford IV and mRNA II, the “Oxford IV Entities”), and Jeffery T. Barnes, Mark P. Carthy, Michael E. Lytton and Messrs. Fleming and Walton (each a “General Partner” and collectively the “General Partners”), OBP IV holds 2,605,437 shares of common stock and warrants to purchase 911,902 shares of common stock and mRNA II holds 26,142 shares of common stock and warrants to purchase 9,149 shares of common stock. By virtue of their relationship as affiliated limited partnerships which share a sole general partner (OBP IV), Oxford IV and mRNA II may be deemed to share voting power and the power to direct the disposition of the shares of common stock which each partnership owns of record. OBP IV, as the general partner of Oxford IV and mRNA II, may also be deemed to own beneficially the shares of Oxford IV and mRNA II. The General Partners may also be deemed to own beneficially the shares held by Oxford IV and mRNA II. Oxford IV, OBP IV and the General Partners expressly disclaim beneficial ownership of the shares held by mRNA II, except to the extent of their respective pecuniary interest therein, and mRNA II, OBP IV, and the General Partners expressly disclaim beneficial ownership of the shares held by Oxford IV, except to the extent of their respective pecuniary interest therein. The Oxford IV Entities and the General Partners (excluding Mr. Walton) are located at 222 Berkeley Street, Suite 1650, Boston, MA 02116. Mr. Walton’s address is 315 Post Road West, Westport, CT 06880.

(16)	Based on a Schedule 13D filed with the SEC on October 4, 2005 (the “Venrock 13D”) by Venrock Associates (“Venrock”), Venrock Associates II, L.P. (“Venrock II”), and Venrock Entrepreneurs Fund, L.P. (“Entrepreneurs Fund”, together with Venrock and Venrock II, the “Venrock Entities”), Venrock owns 859,207 shares and warrants to purchase 113,289 shares of common stock, Venrock II owns 1,213,190 shares and warrants to purchase 163,026 shares of common stock and Entrepreneurs Fund owns 14,233 shares of our common stock. According to the Venrock 13D, Venrock Management LLC (“Management”) is the general partner of Entrepreneurs Fund and a general partner of Venrock and Venrock II. The members of Management are Anthony B. Evnin, Ph.D. and Messrs. Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Anthony Sun and Michael F. Tyrrell (each a “Managing Member” and collectively, the “Managing Members”). According to the Venrock 13D, each Managing Member is also a general partner of each of Venrock and Venrock II. Each of the Venrock Entities has the sole power to dispose or direct the disposition of the common stock, shared power to vote or to direct the vote of 2,086,630 shares of common stock and shared power to direct the disposition of 2,086,630 shares of the common stock. Management may be deemed to beneficially own the shares owned by Entrepreneurs Fund and the Managing Members may be deemed to beneficially own the shares owned by the Venrock Entities; however, each Venrock Entity and each Managing Member disclaims beneficial ownership of these shares except to the extent of his or its proportionate pecuniary interests therein. Venrock Associates is located at 30 Rockefeller Plaza, New York, New York 10112.

(17)	Based on a Schedule 13G filed with the SEC on February 15, 2006 (the “Marxe/Greenhouse 13G”), Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”). Marxe and Greenhouse share sole voting and investment power over (i) 421,053 shares of common stock and warrants to purchase 147,368 shares of common stock held by Special Situations Cayman Fund, L.P. (“Cayman”), (ii) 135,732 shares of common stock and warrants to purchase 47,506 shares of common stock held by Special Situations Fund III, L.P. (“SSF3”), (iii) 1,548,479 shares of common stock and warrants to purchase 541,967 common stock owned by Special Situations Fund III QP. (“SSFQP”), (iii) 789,474 shares of common stock and 276,315 warrants held by Special Situations Private Equity Fund, L.P. (“SSPE”), and (iv) 285,725 shares of common stock and warrants to purchase 92,105 shares of common stock held by Special Situations Life Sciences Fund (“SSLS” together with SSF3, SSFQP, Cayman, and SSPE, the “Special Situations Funds”). Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Cayman. AWM also serves as the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of and investment adviser to SSF3 and

SSFQP. Marxe and Greenhouse are members of MG Advisers L.L.C. (“MG”), the general partner of and investment adviser to Special Situations Private Equity Fund, L.P. (“SSPE”). Marxe and Greenhouse are also members of LS Advisers L.L.C. (“LS”), the general partner of and investment adviser to SSLS. Through their control of AWM, MGP, and LS, Messrs. The principal business address for Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(18)	Based on a Schedule 13G/A filed with the SEC on February 14, 2006, by Michael A. Roth (“Roth”) and Brian J. Stark (“Stark”), Roth and Stark are the Managing Members of Stark Offshore Management, LLC (“Stark Offshore”), which acts as investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Roth and Stark possess voting and dispositive power over 1,463,709 shares of common stock and warrants to purchase 552,631 shares of common stock, which are held by SF Capital Partners Ltd. (“SF Capital”); however, Roth and Stark disclaim beneficial ownership of these shares and warrants. The principal business address for Roth and Stark is 3600 South Lake Drive, St. Francis, WI 53235.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Item 5.
Item 13. Certain Relationships and Related Transactions.
Other than as set forth below, during the last fiscal year, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.
On September 23, 2005, we completed the September 2005 Private Placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million. The warrants are currently exercisable, have an exercise price per share of $2.22, and expire on September 22, 2010.
The table below sets forth the directors, 5% stockholders and affiliates of our directors that participated in the September 2005 Private Placement. Information about each participant’s holdings is set forth in the footnotes to the table in Item 12 of this Annual Report.

	Number of Shares	Common Stock
	Purchased	Underlying Warrants
Directors
Anthony B. Evnin, Ph.D.	184,211	64,473
David A. Lowe, Ph.D.	26,316	9,210
Michael E. Meyers M.P.H	26,316	9,210
Robert I. Kriebel	5,000	1,750
Tony Scullion	39,474	13,815

5% Stockholder
Oxford Bioscience Partners II (Annex) L.P.(1)	526,316	184,210
Venrock Associates(2)	323,684	113,289
Venrock Associates II, L.P.(2)	465,789	163,026

Affiliates
Keyes/Sulat Revocable Trust(3)	157,895	55,263
mRNA Fund II L.P.(4)	26,142	9,149
Oxford Bioscience Partners IV L.P.(4)	2,605,437	911,902
Walter and Celia Gilbert 1994 Unitrust #2, dated 10/11/94 (5)	52,632	18,421

(1)	Prior to the closing of the September 2005 Private Placement, the sole general partner of Oxford Bioscience Partners II (Annex) L.P. (“OBP II (Annex)”), was the beneficial owner of more than 5% of our common stock. Jonathan Fleming, a member of our Board of Directors, is affiliated with OBP II (Annex) and its sole general partner.

(2)	Anthony B. Evnin, Ph.D., a member of our Board of Directors, is a general partner of each of Venrock Associates and Venrock Associates II, L.P. Dr. Evnin is also a Managing Member and General Partner of Venrock Entrepreneurs Fund, L.P. (collectively with Venrock Associates and Venrock Associates II, L.P., the “Venrock Funds”), our stockholder prior to the September 2005 Private Placement. The Venrock Funds collectively held more than 5% of our common stock prior to the September 2005 Private Placement.

(3)	Mr. Sulat, our President and Chief Executive Officer, and his spouse are the Trustees of the Keyes/Sulat Revocable Trust and the members of Mr. Sulat’s immediate family are the beneficiaries of the Trust.

(4)	Oxford Bioscience Partners IV L.P. and mRNA Fund II L.P. are affiliated with Mr. Fleming. Mr. Fleming is a general partner of OBP Management IV L.P., the general partner of Oxford Bioscience Partners IV L.P. and mRNA Fund II L.P.

(5)	Dr. Gilbert, a member of our Board of Directors, and his spouse are the trustees and the beneficiaries of the Walter and Celia Gilbert 1994 Unitrust #2, dated 10/11/94.
Item 14. Principal Accountant Fees and Services.
In addition to retaining KPMG LLP (“KPMG”) to audit our financial statements, from time to time, we engage KPMG to perform other services. The following table sets forth the aggregate fees billed by KPMG in connection with the services rendered during the past two fiscal years. All fees set forth below were approved by the Audit Committee of the Board of Directors.

Type of Fee	2005	2004
Audit Fees(1)	$152,000	$355,000
Audit-Related Fees	23,000	—
Tax Fees(2)	15,000	16,100
All Other Fees	—	—

Total Fees for Services Provided	$190,000	$371,100

(1)	Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings, including our Form S-1 filing for our initial public offering.

(2)	Represents fees for consultation on federal and state tax returns and for the preparation of such tax returns.
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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Stockholders’ Equity / (Deficit) for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements
(c)	Exhibits.
     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.2	Form of Amended and Restated Bylaws of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2004, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23. 2003

Exhibit
Number	Description
4.6	Registration Rights Agreement dated July 22, 1998 between the Registrant and the Trustees of Columbia University in the City of New York. Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.7	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.8	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

4.9	Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 23, 2005.

4.10	Form of Warrant issued to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 19, 2005.

10.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005.

10.3**	2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.4	Lease Agreement dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.5	First Amendment to Lease dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit
Number	Description
10.9*	Collaboration and License Agreement dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

10.10*	Strategic Alliance Agreement dated as of August 19, 2003, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.11	Letter Agreement dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.12**	Employment Letter Agreement dated as of July 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.13**	Amendment to Employment Agreement dated as of August 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.14**	Letter Agreement dated as of March 4, 2002, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.15**	Employment Letter Agreement dated as of December 18, 2001, between Gardiner F.H. Smith and the Registrant. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.16	Consulting Agreement dated as of April 1, 1998, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.17	Amendment to Consulting Agreement dated as of June 20, 2000, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 17, 2004.

10.18	Agreement dated as of December 18, 2003, among Dr. Eric Kandel, the Registrant and the other parties listed therein. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.19**	Employment Letter Agreement dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended June 30, 2004.

10.20**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

Exhibit
Number	Description
10.21**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.22**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.23**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.24**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.25	Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.26**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.27**	Letter Agreement, dated as of August 2, 2005, between Gardiner F. H. Smith and the Registrant. Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.28	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 16, 2004.

10.29**	Employment Letter Agreement dated as of March 3, 2005 between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.30	Amendment to Strategic Alliance Agreement dated as of February 28, 2005, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.31**	Employment Letter Agreement, dated as of May 3, 2005, between James R. Sulat and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 10, 2005.

10.32*	Second Amendment to the Collaboration and License Agreement, dated as of August 18, 2005, between F. Hoffmann-La Roche Ltd., Hoffman-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 19, 2005.

10.33	Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 23, 2005.

Exhibit
Number	Description
10.34¥	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.35	Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.36**	Employment Agreement dated as of February 17, 2006 between Tony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on February 17, 2006.

10.37*	Third Amendment to the Collaboration and License Agreement, dated as of February 27, 2006, between F. Hoffman-LaRoche Ltd., Hoffman-LaRoche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

10.38¥	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant.

10.39	Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

¥	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 30th day of March 2006.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ James R. Sulat
James R. Sulat
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Sulat James R. Sulat	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ Joseph M. Donabauer Joseph M. Donabauer	Vice President & Controller (Principal Accounting and Financial Officer)	March 30, 2006

/s/ Tony Scullion Tony Scullion	Chairman of the Board of Directors	March 30, 2006

/s/ Anthony B. Evnin Anthony B. Evnin, Ph.D.	Director	March 30, 2006

/s/ Jonathan Fleming Jonathan Fleming	Director	March 30, 2006

/s/ Walter Gilbert Walter Gilbert, Ph.D.	Director	March 30, 2006

/s/ Robert I. Kriebel Robert I. Kriebel	Director	March 30, 2006

/s/ David A. Lowe David A. Lowe, Ph.D.	Director	March 30, 2006

/s/ Michael Meyers Michael Meyers, MPH	Director	March 30, 2006

/s/ Peter F. Young Peter F. Young	Director	March 30, 2006

Exhibit Index

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.2	Form of Amended and Restated Bylaws of the Registration, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2004, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23. 2003

4.6	Registration Rights Agreement dated July 22, 1998 between the Registrant and the Trustees of Columbia University in the City of New York. Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.7	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.8	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

4.9	Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 23, 2005.

4.10	Form of Warrant issued to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 19, 2005.

Exhibit
Number	Description
10.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005.

10.3**	2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

10.4	Lease Agreement dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.5	First Amendment to Lease dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.9*	Collaboration and License Agreement dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2004.

10.10*	Strategic Alliance Agreement dated as of August 19, 2003, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.11	Letter Agreement dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.12**	Employment Letter Agreement dated as of July 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.13**	Amendment to Employment Agreement dated as of August 6, 2001, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.17 to the

Exhibit
Number	Description
Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.14**	Letter Agreement dated as of March 4, 2002, between Anthony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.15**	Employment Letter Agreement dated as of December 18, 2001, between Gardiner F.H. Smith and the Registrant. Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.16	Consulting Agreement dated as of April 1, 1998, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.17	Amendment to Consulting Agreement dated as of June 20, 2000, between Dr. Eric Kandel and the Registrant. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 17, 2004.

10.18	Agreement dated as of December 18, 2003, among Dr. Eric Kandel, the Registrant and the other parties listed therein. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on February 3, 2004.

10.19**	Employment Letter Agreement dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended June 30, 2004.

10.20**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.21**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.22**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report of Form 8-K, filed on September 16, 2004.

10.23**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.24**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report of Form 8-K, filed on September 30, 2004.

10.25	Amendment to the Collaboration and License Agreement, dated as of August 6, 2004, between F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

Exhibit
Number	Description
10.26**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.27**	Letter Agreement, dated as of August 2, 2005, between Gardiner F. H. Smith and the Registrant. Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report of Form 10-Q, filed for the quarter ended September 30, 2004.

10.28	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on December 16, 2004.

10.29**	Employment Letter Agreement dated as of March 3, 2005 between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report of Form 8-K, filed on March 9, 2005.

10.30	Amendment to Strategic Alliance Agreement dated as of February 28, 2005, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.31**	Employment Letter Agreement, dated as of May 3, 2005, between James R. Sulat and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 10, 2005.

10.32*	Second Amendment to the Collaboration and License Agreement, dated as of August 18, 2005, between F. Hoffmann-La Roche Ltd., Hoffman-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 19, 2005.

10.33	Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 23, 2005.

10.34¥	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.35	Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.36**	Employment Agreement dated as of February 17, 2006 between Tony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on February 17, 2006.

10.37*	Third Amendment to the Collaboration and License Agreement, dated as of February 27, 2006, between F. Hoffman-LaRoche Ltd., Hoffman-LaRoche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

10.38¥	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant.

Exhibit
Number	Description
10.39	Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

¥	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

**	Indicates management contract or compensatory plan or arrangement.