Form 10-Q
period 2006-03-31
MEMORY PHARMACEUTICALS CORP
filed 2006-05-15
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
☑ Yes                      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                      ☑ No
As of May 8, 2006 the registrant had 37,770,019 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,024	$39,533
Marketable securities	2,484	4,546
Receivables	825	1,562
Prepaid and other current assets	1,036	1,000

Total current assets	38,369	46,641
Property and equipment, net	8,772	9,167
Restricted cash	505	505

Total assets	$47,646	$56,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$759
Accrued expenses	2,766	3,839
Current portion of equipment notes payable	1,172	1,303
Deferred revenue — current	4,320	8,797

Total current liabilities	8,859	14,698
Warrant liability	10,738	8,477
Equipment notes payable, less current portion	854	1,089
Deferred revenue — long-term	13,620	11,098

Total liabilities	34,071	35,362

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 37,763,338 and 37,714,703 issued and outstanding at March 31, 2006, and December 31, 2005 respectively;	38	38
Additional paid-in capital	173,852	173,195
Accumulated deficit	(160,301)	(152,120)
Accumulated other comprehensive loss	(14)	(23)
Deferred compensation	—	(139)

Total stockholders’ equity	13,575	20,951

Total liabilities and stockholders’ equity	$47,646	$56,313

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$2,780	$2,430
Operating expenses:
Research and development	6,843	8,926
General and administrative	2,238	2,086

Total operating expenses	9,081	11,012

Loss from operations	(6,301)	(8,582)

Change in fair value of warrants	(2,260)	—
Interest:
Income	441	208
Expense	(59)	(73)

Interest income (expense), net	382	135

Net loss before income taxes	(8,179)	(8,447)
Income taxes	2	2

Net loss attributable to common stockholders	$(8,181)	$(8,449)

Basic and diluted net loss per share of common stock	$(0.22)	$(0.41)

Basic and diluted weighted average number of shares of common stock outstanding	37,745,394	20,689,320

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows used in operating activities:
Net loss	$(8,181)	$(8,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516	534
Non-cash stock based compensation	716	36
Change in fair value of warrants	2,260	—
Changes in operating accounts:
Receivables	737	(46)
Prepaid and other current assets	(36)	(521)
Other assets	—	7
Accounts payable	(158)	(135)
Accrued expenses	(1,073)	(550)
Deferred revenue	(1,955)	(805)

Net cash used in operating activities	(7,174)	(9,929)

Cash flows from investing activities:
Sales of marketable securities	2,072	2,385
Additions to property and equipment	(121)	(391)

Net cash provided by investing activities	1,951	1,994

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	80	272
Proceeds from equipment notes payable	—	495
Principal repayment equipment notes payable	(366)	(545)

Net cash (used in) / provided by financing activities	(286)	222

Net decrease in cash and cash equivalents	(5,509)	(7,713)
Cash and cash equivalents, beginning of period	39,533	31,220

Cash and cash equivalents, end of period	$34,024	$23,507

Supplemental cash flow information:
Cash paid for interest	$59	$73
Cash paid for taxes	2	2
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands)
(1)	Basis of Presentation

As used herein, “we,” “us,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions that exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia, bipolar discorder and depression.

The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are responsible for the financial statements included in this document. Our interim financial statements are unaudited. Interim results may not be indicative of the results and trends that may be expected for the year. However, we believe all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

(2)	New Accounting Pronouncement

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and related Financial Accounting Standards Board’s Staff Positions (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for employee awards granted with no intrinsic value. We have adopted the modified prospective transition method provided for under SFAS 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123); and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations during the quarter ended March 31, 2006 for stock options was $716,000.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. We have sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for our various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, our pro forma net loss and basic and diluted loss per common share would have been as follows:

March 31, 2005
(in thousands
except per share
amounts)
Net loss attributable to common stockholders, as reported	$(8,449)
Add: Stock-based director compensation expense included in reported net loss	36
Deduct: Employee stock-based compensation expense under fair-value based method	(469)

Pro forma net loss attributable to common stockholders	$(8,882)

Pro forma basic and diluted net loss per share of common stock	$(0.43)

Net loss attributable to common stockholders, as reported	$(8,449)

Basic and diluted net loss per share of common stock, as reported	$(0.41)

The fair values of stock options granted during the three-month period ended March 31, 2005 were calculated using the following assumptions:

Three Months
Ended
March 31, 2005
Expected stock price volatility	70%
Expected term until exercise	5 years
Risk-free interest rate	4.0%
Expected dividend yield	0%

(3)	Stock-Based Compensation

As of March 31, 2006, we had two types of stock-based compensation plans, which are described below. The compensation expense recognized in the statements of operations in the first quarter of 2006 for stock-based compensation plans was $716,000. Of the $716,000 of stock-based compensation expense recognized in the first quarter of 2006, $399,000 was a component of general and administrative expenses and $317,000 was a component of research and development expenses. Cash received from stock options exercised and common stock purchased under the 2004 Employee Stock Purchase Plan (the “2004 ESPP”) for the quarter ended March 31, 2006, was $80,000.

Stock Options

Our 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in April 2004. The 2004 Plan permits the granting of both incentive stock options and non-qualified stock options. Stock options are exercisable over a period determined by our Board of Directors, but such period cannot be longer than ten years after the grant date. The exercise price is the closing market price of our stock at the date of grant. Stock options issued generally vest over four years on a quarterly basis (graded vesting).

Our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”), was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Options granted under the 1998 Equity Plan are exercisable over a period of ten years after the grant date. Our Board of Directors determined the exercise price at the time of grant of such options. Options issued generally vest over four years on a quarterly basis (graded vesting). The 1998 Equity Plan was superseded by the 2004 Plan in April 2004.

The weighted-average fair value of stock option awards granted after the adoption of SFAS 123R was $1.87 per share and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

Three Months
Ended
March 31, 2006
Expected life	6.25 years
Expected volatility	81.5%
Risk-free interest rate	4.39% to 4.75%
Dividend yield	0%

The expected life of the stock options was calculated using the shortcut method allowed by the provisions of SFAS 123R and interpreted by SAB 107. The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
The status of our stock option plans at March 31, 2006, and changes during the quarter ended March 31, 2006, is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Shares	per Share	Term (in years)
Outstanding at January 1, 2006	4,108,058	$3.47
Granted	488,939	$2.53
Exercised	(8,213)	$0.75
Forfeited or expired	(143,633)	$3.79

Outstanding at March 31, 2006	4,445,151	$3.36	8.19

Vested and expected to vest at March 31, 2006	4,122,970	$3.35	8.12

Vested and exercisable at March 31, 2006	2,143,855	$3.23	7.17

At March 31, 2006 we had 3,374,271 options outstanding that were “in the money” with an aggregate intrinsic value of $2,962,000 and 1,534,681 exercisable stock options with an aggregate intrinsic value of $2,210,000.

During the first quarter of fiscal 2006, the weighted-average grant-date fair value of each stock option granted was $1.87 per share. The total intrinsic value of stock options exercised during the first quarter of fiscal 2006 was $14,000. The vesting period for stock options granted in the first quarter of fiscal 2006 was 48 months.

As of March 31, 2006, there was $4,018,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total grant-date fair value of stock options vested during the quarter ended March 31, 2006 was $547,000.

On February 17, 2006, we entered into a new employment agreement with our Chairman pursuant to which we extended the exercise period of his outstanding stock options. As a result of this modification, we recognized an additional compensation expense of $118,000 for the quarter ended March 31, 2006.

Employee Stock Purchase Plan

In 2004, we created a plan for all eligible employees to purchase our stock bi-annually at 85% of the lower of the fair market value of our common stock on the date of the offering or the purchase date. Employees elect, subject to certain limitations, to withhold funds from their wages to purchase shares on each bi-annual purchase date. The offering period is a two year period which resets at any purchase date where the fair market value of our common stock is less than the fair market value at the original offering date. The current offering period began on August 1, 2005 and the remaining purchase dates during this period are July 31, 2006, January 31, 2007 and July 31, 2007. Eligible employees can enter at the beginning of a purchase period and are permitted to cancel participation in the offering before each bi-annual purchase date and obtain a refund of the amounts withheld from their wages.

Prior to the adoption of SFAS 123R, the 2004 ESPP was accounted for under APB 25 and we were not required to record compensation expense for the 2004 ESPP. Under the provisions of SFAS 123R, the 2004 ESPP is a compensatory plan, and as such, we will recognize expense for shares expected to vest after January 1, 2006.

We estimate the number of shares to be purchased at each balance sheet date based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the grant-date fair value plus any added fair value resulting from any reset purchase date using the Black-Scholes option valuation model. Share options for new employees entering the 2004 ESPP on February 1, 2006 were estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

Three Months
Ended
March 31, 2006
Expected life	1.25 years
Expected volatility	81.5%
Risk-free interest rate	4.48%
Dividend yield	0%

At adoption of SFAS 123R, we expected that 161,688 shares would be purchased under the 2004 ESPP through the offering period which expires on July 31, 2007. An additional 3,408 shares with a grant-date fair value of $1.23 were added for employees that entered the 2004 ESPP on February 1, 2006. On January 31, 2006, 40,422 shares were purchased under the 2004 ESPP for $76,000, with an intrinsic value of $27,000 at the purchase date. Employees forfeited 1,737 shares expected to be purchased during the quarter ended March 31, 2006.

At March 31, 2006 we had 122,937 share options outstanding under the 2004 ESPP with a weighted average grant date fair value of $2.36 per share and an aggregate intrinsic value of $111,000.

As of March 31, 2006, there was $250,000 of total unrecognized compensation cost related to share options under the 2004 ESPP which is expected to be recognized over the remaining weighted-average vesting period of 10 months.

(4)	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to the holders of our common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to holders of our common stock by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. The weighted average anti-dilutive shares for the three-month periods ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Common stock options	4,294,428	2,899,078
Warrants[1]	5,913,267	119,907

Total	10,207,695	3,018,985

[1] Includes 5,639,232 warrants issued in our September 2005 private placement. See Note 8.

Since we had a net loss in each of the periods reported, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive.

(5)	Marketable Securities

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

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	March 31, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
		(in thousands)
Corporate debt securities	$500	$2	$1,003	$6
Commercial paper	989	1	—	—
Obligations of US government agencies	—	—	2,399	3
Mortgage-backed and asset-backed securities	995	4	1,144	8

Marketable securities due over 90 days	$2,484	$7	$4,546	$17

Commercial paper	11,940	3	19,156	6
Obligations of US government agencies	18,415	4	12,289	—

Marketable securities due in 90 days or less *	$30,355	$7	$31,445	$6

Total marketable securities	$32,839	$14	$35,991	$23

* Classified as cash and cash equivalents on the balance sheets.

The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at March 31, 2006 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$30,362	$30,355
Due after 90 days, up to one year	990	989
Due after one year, up to two years	—	—
Due after two years	1,501	1,495

	$32,853	$32,839

* Classified as cash and cash equivalents on the balance sheets.

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

(6)	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended March 31, 2006, comprehensive loss was $8.2 million, which includes our net loss of $8.2 million, and an unrealized gain on available-for-sale marketable securities of $9,000. For the three months ended March 31, 2005, comprehensive loss was $8.4 million, which includes our net loss of $8.4 million and an unrealized loss on available-for-sale marketable securities of $7,000.
(7)	License Agreements and Collaborations

Bayer AG in-license

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of March 31, 2006, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

Hoffmann-LaRoche (2002 Roche Agreement)

In July 2002, we entered into an agreement with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this Agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Under this Agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates, and Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to MEM 1414 and/or MEM 1917 and continues the development and commercialization of either drug candidate, we will be entitled to receive development-related milestone payments for specified events occurring after the initiation of Phase 3 clinical trials and royalties based on worldwide sales. In addition, under certain circumstances, we will have the option to co-promote MEM 1414 and MEM 1917 in the US or in the US and the EU. Roche maintains its exclusive, worldwide license to develop and commercialize all other drug candidates from our PDE4 inhibitor program. In February 2006, in connection with an amendment to our original 2003 Roche Agreement, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. Roche maintains its exclusive, worldwide license to develop and commercialize candidates from the PDE4 inhibitor program.

Roche has paid us a total of $26.0 million through March 31, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totalling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.

During each of the three month periods ended March 31, 2006 and March 31, 2005, we recognized revenue of $1.1 million and $1.3 million, respectively, under the 2002 Roche Agreement, representing the upfront license payment and milestone payments, which are being amortized over the expected period for the development of the first compound under the 2002 Roche Agreement, and research and development funding.

Hoffmann-LaRoche (Amended and Restated 2003 Roche Agreement)

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of CNS indications including schizophrenia and Alzheimer’s disease (the“2003 Roche Agreement”). This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we will receive an aggregate of $1.8 million of research and development funding in 2006. Subject to the determination by the parties that certain specified preclinical criteria have been achieved, we will be eligible to receive an aggregate of approximately $2.3 million (based on 1 USD: 1.31 CHF) in research and development funding in 2007.

Roche has paid us a total of $28.0 million through March 31, 2006 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $6.0 million and a milestone payment of $2.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved. During each of the three month periods ended March 31, 2006 and March 31, 2005, we recognized revenue of $0.2 million and $1.1 million, respectively, under the Amended and Restated 2003 Roche Agreement, representing the upfront license payment, research and development funding and milestone payments. Revenue is being recognized over the expected period for the development of the first compound under the Amended and Restated 2003 Roche Agreement

Amgen Inc. (2005 Amgen Agreement)

On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we have received a $5.0 million up-front fee and $0.7 million in research and development funding to date. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

We are recognizing revenue over the two-year agreement period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. During the three month period ended March 31, 2006, we recognized revenue of $1.5 million representing the upfront license payment and research and development funding.

The Stanley Medical Research Institute (SMRI Development Agreement)

On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the SMRI Development Agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. As of March 31, 2006, we received $960,000 in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that becomes exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.2 million as milestone payments upon the achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we plan to commence during the second quarter of 2006. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date.

(8)	September 2005 Private Placement

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

As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the Securities and Exchange Commission (SEC) to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. The registration statement became effective on November 7, 2005.

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

The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported on the consolidated statement of operations. We have recorded an unrealized loss on the warrants of $2.3 million for the three month period ended March 31, 2006. This amount will be adjusted at the end of each quarter to reflect any change in fair value at such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2005.
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. As of March 31, 2006, we had received $54.0 million in upfront licensing fees, research and development funding, milestone payments and an equity investment under these collaborations.
Under our 2002 Roche Agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In February 2006, in connection with an amendment to the 2003 Roche Agreement, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, the two named drug candidates under that agreement, following Roche’s earlier decision not to pursue further clinical development of these candidates. We have evaluated the data that we received from Roche and are currently exploring the potential for a new collaboration for MEM 1414 and MEM 1917. We believe that any further development of MEM 1414 and MEM 1917 will be funded largely through such a collaboration.
In February 2006, we amended and restated our original 2003 Roche Agreement. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of a Phase 2a clinical trial for this drug candidate under the Agreement. Roche maintains this license option by paying pre-specified license rights maintenance fees to us. We will receive an aggregate of $1.8 million of research and development funding in 2006. Subject to the determination by the parties that certain specified preclinical criteria have been achieved, we will be eligible to receive an aggregate of approximately $2.3 million in research and development funding in 2007. On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our Amended and Restated 2003 Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase 1 clinical trial for MEM 3454 in February 2005.
On October 14, 2005, we entered into the 2005 Amgen Agreement for the development of PDE10 inhibitors for neurological and psychiatric disorders. To date, we have received a $5.0 million up-front fee and $0.7 million in research and development funding to date. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.
On December 20, 2005, we entered into a development agreement with SMRI, pursuant to which we plan to conduct a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the development agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that becomes exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.2 million as milestone payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date.
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million. We refer to this as our September 2005 Private Placement.
Since our inception, we have incurred substantial losses, and as of March 31, 2006, we had an accumulated deficit of $160.3 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $2.0 million in upfront and milestone payments as of March 31, 2006. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program in Alzheimer’s disease  on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003 in Alzheimer’s disease, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may, at that time, choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital may substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.
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
Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable upfront license fees and performance milestone payments as revenue ratably over the period in which we expect to obtain FDA approval of the first compound to be developed under the collaboration. As a result of Roche’s decision, in April 2005, not to pursue the further development of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected period for the development of the first compound under the 2002 Roche Agreement. Solely for purposes of revenue recognition under this agreement, we have estimated the period until approval by the FDA of the first compound under this collaboration as ending in the second quarter of 2014.
We apply the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, prospectively to the original 2003 Roche Agreement using a single unit of accounting, since under that agreement, Roche had the right to enter into a license. As of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of a Phase 2a clinical trial for this drug candidate. We are recognizing the non-refundable upfront license fees, performance milestone payments, and research funding received as revenue over the expected period for the development of the first compound under the Amended and Restated 2003 Roche Agreement. Solely for purposes of revenue recognition under this agreement, we have estimated the development period of the first compound under this collaboration as ending in the third quarter of 2013.
In accordance with EITF No. 00-21, under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee and performance milestone payments as revenue over the two-year term of the agreement. We will recognize revenue over the two-year term based on the level of effort expended in a period as compared to our estimated efforts over the full period.
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
Share-Based Compensation
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The compensation expense recognized in the statements of operations during the quarter ended March 31, 2006 for stock options was $716,000. Of the $716,000 of stock option compensation expense recognized in the first quarter of fiscal 2006, $399,000 was a component of general and administrative expenses and $317,000 was a component of research and development expenses. Cash received from options exercised and from stock purchased under our 2004 ESPP for the quarter ended March 31, 2006, was $80,000. We issue new shares upon the exercise of stock options.
We continue to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. We now estimate stock option forfeitures based on historical retention data and adjust the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
Revenue
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
Revenue for the three month period ended March 31, 2006 was $2.8 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This represented a 14% increase from revenue of $2.4 million for the three months ended March 31, 2005, primarily attributable to revenue from our 2005 Amgen Agreement.
Research and development expense
Research and development expense decreased by $2.1 million, or 23%, to $6.8 million for the three month period ended March 31, 2006 from $8.9 million for the three months ended March 31, 2005. The current period includes a non-cash charge of $0.3 million related to our adoption of SFAS 123R that was offset by reduced spending of $2.2 million on clinical and outside research cost and $0.2 million relating to personnel cost and lab materials and supplies.
General and administrative expense
General and administrative expense increased by $0.1 million, or 8%, to $2.2 million for the three month period ended March 31, 2006 from $2.1 million for the three months ended March 31, 2005. The current period includes a non-cash charge of $0.4 million related to our adoption of SFAS 123R that was partially offset by reduced personnel related cost of $0.3 million.
Change in fair value of warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the period ended March 31, 2006, as a result of an increase in the fair market value of our common stock, we recognized an unrealized loss of $2.3 million in accordance with EITF No. 00-19. Refer to Note 8, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased by $233,000, or 112%, to $441,000 during the three month period ended March 31, 2006, from the three months ended March 31, 2005. Interest expense decreased by $14,000, or 19%, to $59,000 during the three month period ended March 31, 2006, from the three months ended March 31, 2005. The increase in interest income was attributable to higher average investment balances and interest rates during the 2006 period. The decrease in interest expense was related to lower outstanding obligations resulting from the repayment of equipment notes in 2005 and 2006.
Income taxes
For the three months ended March 31, 2006 and March 31, 2005, we recognized $2,000 in state income taxes.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings and interest income. From inception through March 31, 2006, we have raised net proceeds of $163.2 million from the sale of equity securities. In addition, we have received $29.0 million in upfront and milestone payments, $18.9 million in research and development funding, $10.3 million from equipment financings, $1.7 million from the reimbursement of external research costs and $5.1 million in interest income. To date, inflation has not had a material effect on our business.

At March 31, 2006, cash, cash equivalents and marketable securities were $36.5 million as compared to $44.1 million at December 31, 2005. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
Net cash used in operating activities was $7.2 million for the three month period ended March 31, 2006. This primarily reflects the net loss of $8.2 million, a decrease of $2.0 million in deferred revenue and working capital uses of $0.5 million, offset by an unrealized loss on warrants of $2.3 million, a non-cash stock based compensation charge of $0.7 million, and depreciation expense of $0.5 million. Net cash provided by investing activities for the period ended March 31, 2006 was $2.0 million, which represents a decrease in our net investment in marketable securities of $2.1 million, offset by funds used for capital expenditures of $0.1 million. Net cash utilized by financing activities during the period ended March 31, 2006 was $0.3 million which consisted of $0.4 million used in the repayment of equipment notes, offset by $0.1 million of proceeds from the issuance of common stock.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or are contemplating funding the development of several of our drug candidates and programs. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through the first quarter of 2007. Our future cash requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	whether we are able to enter into collaborations and the terms of any such collaboration;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
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
New Accounting Pronouncement
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations during the quarter ended March 31, 2006 for stock options was $716,000.
SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. We have sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2005.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
In our Annual Report on Form 10-K, in the risk factor titled, “If our clinical trials or those of our collaborators are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize our products will be impaired,” we stated that we anticipated commencing the Phase 2a bipolar disorder clinical trial for MEM 1003 during the first half of 2006. While we believe that this time frame may still be achievable, we currently anticipate that it is more likely that the Phase 2a bipolar disorder clinical trial will commence in the third quarter of 2006 and, as we have previously reported, be completed in the first half of 2007. We cannot assure you that we will be successful in commencing and completing this clinical trial in the time frame that we have planned, or at all.
Item 6. Exhibits

10.1*	Amended and Restated Strategic Alliance Agreement dated as of February 27, 2006, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ Joseph M. Donabauer

Joseph M. Donabauer
Vice President & Controller
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: May 15, 2006

Exhibit Index

10.1*	Amended and Restated Strategic Alliance Agreement dated as of February 27, 2006, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.