Form 10-Q
period 2006-06-30
MEMORY PHARMACEUTICALS CORP
filed 2006-08-14
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of August 10, 2006 the registrant had 37,870,474 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,492	$39,533
Marketable securities	643	4,546
Receivables	—	1,562
Prepaid and other current assets	1,174	1,000

Total current assets	33,309	46,641
Property and equipment, net	8,313	9,167
Restricted cash	505	505

Total assets	$42,127	$56,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973	$759
Accrued expenses	1,984	3,839
Current portion of equipment notes payable	1,030	1,303
Deferred revenue – current	5,266	8,797

Total current liabilities	9,253	14,698
Warrant liability	2,984	8,477
Equipment notes payable, less current portion	668	1,089
Deferred revenue – long-term	13,264	11,098

Total liabilities	26,169	35,362

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 37,870,474 and 37,714,703 issued and outstanding at June 30, 2006, and December 31, 2005, respectively.	38	38
Additional paid-in capital	174,606	173,195
Accumulated deficit	(158,677)	(152,120)
Accumulated other comprehensive loss	(9)	(23)
Deferred compensation	—	(139)

Total stockholders’ equity	15,958	20,951

Total liabilities and stockholders’ equity	$42,127	$56,313

The accompanying notes are an integral part of these financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$1,944	$2,491	$4,724	$4,921

Operating expenses:
Research and development	6,379	8,819	13,220	17,745
General and administrative	2,063	2,196	4,301	4,282

Total operating expenses	8,442	11,015	17,521	22,027

Loss from operations	(6,498)	(8,524)	(12,797)	(17,106)

Unrealized gain on warrants	7,753	—	5,493	—
Interest:
Income	418	194	856	402
Expense	(49)	(76)	(109)	(149)

Interest income, net	369	118	747	253

Net income/(loss) before income taxes	1,624	(8,406)	(6,557)	(16,853)
Income taxes	—	2	—	4

Net income/(loss) attributable to common stockholders	$1,624	$(8,408)	$(6,557)	$(16,857)

Income/(loss) per common share attributable to common stockholders:

Basic	$0.04	$(0.40)	$(0.17)	$(0.81)

Diluted	$0.04	$(0.40)	$(0.17)	$(0.81)

Shares used in calculation of net income/(loss) per common share attributable to common stockholders:

Basic	37,836,343	20,873,948	37,790,868	20,781,634

Diluted	38,415,846	20,873,948	37,790,868	20,781,634

The accompanying notes are an integral part of these financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(6,557)	$(16,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032	1,072
Non-cash stock based compensation	1,389	1,365
Unrealized gain on warrants	(5,493)	—
Changes in operating accounts:
Receivables	1,562	—
Prepaid and other current assets	(174)	(577)
Other assets	—	7
Accounts payable	214	(976)
Accrued expenses	(1,855)	340
Deferred revenue	(1,365)	330

Net cash used in operating activities	(11,247)	(15,296)

Cash flows provided by investing activities:
Purchases of marketable securities	(988)	—
Sales of marketable securities	4,905	3,831
Additions to property and equipment	(178)	(537)

Net cash provided by investing activities	3,739	3,294

Cash flows used in financing activities:
Proceeds from issuance of common stock	161	458
Proceeds from equipment notes payable	—	495
Principal repayment equipment notes payable	(694)	(1,025)

Net cash used in financing activities	(533)	(72)

Net decrease in cash and cash equivalents	(8,041)	(12,074)
Cash and cash equivalents, beginning of period	39,533	31,220

Cash and cash equivalents, end of period	$31,492	$19,146

Supplemental cash flow information:
Cash paid for interest	$109	$149
Cash paid for taxes	3	2
The accompanying notes are an integral part of these financial statements.

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

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and related Financial Accounting Standards Board’s Staff Positions (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for employee awards granted. We have adopted the modified prospective transition method provided for under SFAS 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first six months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123); and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations for the three and six months ended June 30, 2006, was $673,000 and $1,389,000, respectively.

Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. We have sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no excess tax benefits relating to share based payments made to directors and employees have been recognized.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for our various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, our pro forma net loss and basic and diluted loss per common share would have been as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(in thousands except per share amounts)
Net loss attributable to common stockholders, as reported	$(8,408)	$(16,857)

Add: Stock-based director compensation expense included in reported net loss	1,329	1,365

Deduct: Employee stock-based compensation expense under fair-value based method	(584)	(1,032)

Deduct: Employee compensation for 2004 ESPP under fair-value based method	(21)	(42)

Pro forma net loss attributable to common stockholders	$(7,684)	$(16,566)

Pro forma basic and diluted net loss per share of common stock	$(0.37)	$(0.80)

Net loss attributable to common stockholders, as reported	$(8,408)	$(16,857)

Basic and diluted net loss per share of common stock, as reported	$(0.40)	$(0.81)

The fair values of these option grants were calculated using assumptions for multiple stock options granted during the three and six months ended June 30, 2005 as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Expected stock price volatility	70%	70%
Expected term until exercise	5 years	5 years
Risk-free interest rate	3.84%	3.92%
Expected dividend yield	0%	0%
(3)	Stock-Based Compensation

As of June 30, 2006, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and our 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which are described below. The compensation expense recognized in the statements of operations for the three months ended June 30, 2006, for stock-based compensation plans was $673,000, of which $283,000 was a component of general and administrative expenses and $390,000 was a component of research and development expenses. For the six months ended June 30, 2006, we recognized a compensation expense for stock-based compensation plans of $1,389,000, of which $682,000 was a component of general and administrative expenses and $707,000 was a component of research and development expenses. Cash received from stock options exercised and common stock purchased under the 2004 ESPP for the three and six months ended June 30, 2006, was $81,000 and $161,000, respectively.

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

Our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”), was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Stock options granted under the 1998 Equity Plan are exercisable over a period of ten years after the grant date. Our Board of Directors determined the exercise price at the time of grant of such options. Stock options issued generally vest over four years on a quarterly basis (graded vesting). The 1998 Equity Plan was superseded by the 2004 Plan.

The weighted-average fair value of stock option awards granted after the adoption of SFAS 123R was $1.57 and $1.71 per share for the three and six months ended June 30, 2006, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Expected life	5.56 to 6.06 years	5.56 to 6.25 years
Expected volatility	80.7%	80.7% to 81.5%
Risk-free interest rate	4.93% to 4.97%	4.39% to 4.97%
Dividend yield	0%	0%
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
The status of our stock option plans at June 30, 2006, and changes during the six months ended June 30, 2006, is summarized in the following table.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Shares	per Share	Term (in years)
Outstanding at January 1, 2006	4,108,058	$3.47
Granted	1,078,939	2.35
Exercised	(115,349)	0.75
Forfeited or expired	(263,045)	4.28

Outstanding at June 30, 2006	4,808,603	$3.24	8.21

Vested and expected to vest at June 30, 2006	3,937,951	$3.38	7.92

Vested and exercisable at June 30, 2006	2,213,949	$3.33	7.10

At June 30, 2006, we had 948,794 stock options outstanding that were “in the money” with an aggregate intrinsic value of $318,000 and 942,102 exercisable stock options with an aggregate intrinsic value of $316,000.
During the three and six months ended June 30, 2006, the weighted-average grant-date fair value of each stock option granted was $1.57 and 1.71 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006, was $115,000 and $129,000, respectively. The vesting period for stock options granted during the first six months of fiscal 2006 was between 24 and 48 months.

As of June 30, 2006, there was $4,213,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2006 was $636,000 and $1.2 million, respectively.
On February 17, 2006, we entered into a new employment agreement with our Chairman pursuant to which we agreed to extend, under certain circumstances, the post-termination exercise period of his then-vested stock options. As a result of this modification, we recognized an additional compensation expense of $0 and $118,000 for the three and six months ended June 30, 2006, respectively.
Employee Stock Purchase Plan
In 2004, our Board of Directors adopted the 2004 ESPP to provide eligible employees with the opportunity to purchase our stock at six month intervals at 85% of the lower of (i) the closing price of our common stock on the first day of the offering period and (ii) the closing price of our common stock on the last day of the purchase interval during that offering period. Offering periods are determined by the Compensation Committee of the Board of Directors, but may not exceed 27 months. Employees elect, subject to certain limitations, to withhold funds from their wages to purchase shares on each purchase date during an offering period. The recently completed offering period began on August 1, 2005 and the second purchase interval under that offering period ended on July 31, 2006. Offering periods are reset at any purchase date where the fair market value of our common stock is less than the fair market value at the original offering date, as a result, on August 1, 2006, we began a new offering period. Our Compensation Committee has set the new offering period at six months. In order to participate in an offering period, eligible employees must enroll at the start of that offering period and are permitted to cancel participation in the offering before the purchase date and obtain a refund of the amounts withheld from their wages.
Prior to the adoption of SFAS 123R, the 2004 ESPP was accounted for under APB 25 and we were not required to record compensation expense for the 2004 ESPP. Under the provisions of SFAS 123R, the 2004 ESPP is a compensatory plan, and as such, we recognize expense for shares expected to vest after January 1, 2006.
We estimate the number of shares to be purchased at each balance sheet date based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the grant-date fair value plus any added fair value resulting from any reset purchase date using the Black-Scholes option valuation model. Share options for employees entering the 2004 ESPP on February 1, 2006 were estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

Three and Six
Months Ended
June 30, 2006
Expected life	1.25 years
Expected volatility	81.5%
Risk-free interest rate	4.48%
Dividend yield	0%
At adoption of SFAS 123R, we expected that 161,688 shares would be purchased under the 2004 ESPP through the offering period which would have expired on July 31, 2007. An additional 3,408 shares with a grant-date fair value of $1.23 were added for employees that entered the 2004 ESPP on February 1, 2006. On January 31, 2006, 40,422 shares were purchased under the 2004 ESPP for $76,000, with an intrinsic value of $27,000 at the purchase date. During the three and six months ended June 30, 2006, employees forfeited 10,842 and 12,579 shares of common stock expected to be purchased, respectively.

At June 30, 2006, we had 112,095 share options outstanding under the 2004 ESPP with a weighted average grant date fair value of $2.33 per share and an aggregate intrinsic value of $18,000.

As of June 30, 2006, there was $225,000 of total unrecognized compensation cost related to share options under the 2004 ESPP, which is expected to be recognized over the remaining weighted-average vesting period of 7 months.

(4)	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to the holders of our common stock by the weighted average number of shares of common stock outstanding during the period. Diluted income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus all additional dilutive shares of common stock equivalents. Dilutive common stock equivalents include the dilutive effect of in-the-money options or warrants, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the average amounts of unrecognized compensation cost, if any, for future service, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised, are assumed to be used to repurchase shares in the current period.

Since we had a net loss for the six months ended June 30, 2006, and for the three and six months ended June 30, 2005, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive.

For the three months ended June 30, 2006, we reported net income of $1.6 million and diluted earnings per share of common stock of $0.04. The dilutive calculation includes 579,503 of additional in-the-money options and warrants. Net income resulted from a significant reduction in the market price of our common stock causing our warrant liability to reverse by approximately $7.8 million for the three months ended June 30, 2006.

For the three months ended June 30, 2006, basic and diluted income per share of common stock were computed as follows:

Three Months Ended
June 30, 2006
EPS Numerator — Basic
Net income	$1,623,590
EPS Denominator – Basic
Weighted-average common shares outstanding	37,836,343

EPS Numerator – Diluted
Net income	$1,623,590
EPS Denominator – Diluted
Weighted-average common shares outstanding	37,836,343
Effect of dilutive securities – stock options	579,503
Dilutive potential common shares	38,415,846

Basic income per common share	$0.04
Diluted income per common share	$0.04
Potential common stock equivalents consist of stock options and warrants. The weighted average anti-dilutive shares for the three and six months ended June 30, 2006 and June 30, 2005 excluded from the calculation are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common stock options	4,234,914	3,352,929	4,554,423	3,120,164
Warrants	5,913,267	119,907	5,913,267	119,907

Total	10,148,181	3,472,836	10,467,690	3,240,071

(5)	Marketable Securities

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

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	June 30, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
		(in thousands)
Corporate debt securities	$—	$—	$1,003	$6
Commercial paper	—	—	—	—
Obligations of US government agencies	—	—	2,399	3
Mortgage-backed and asset-backed securities	643	2	1,144	8

Marketable securities due over 90 days	$643	$2	$4,546	$17

Commercial paper	10,574	2	19,156	6
Obligations of US government agencies	18,320	5	12,289	—

Marketable securities due in 90 days or less *	$28,894	$7	$31,445	$6

Total marketable securities	$29,537	$9	$35,991	$23

* Classified as cash and cash equivalents on the balance sheets.
The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at June 30, 2006 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$28,901	$28,894
Due after 90 days, up to one year	—	—
Due after one year, up to two years	171	170
Due after two years	473	473

	$29,545	$29,537

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

(6) Comprehensive Income/Loss

Comprehensive income/loss includes net income/loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended June 30, 2006, comprehensive income was $1.6 million, including an unrealized gain on marketable securities of $5,000, and for the three months ended June 30, 2005, comprehensive loss was $8.4 million, including an unrealized gain on marketable securities of $16,000. For the six months ended June 30, 2006, comprehensive loss was $6.6 million, including an unrealized gain on marketable securities of $14,000 and for the six months ended June 30, 2005, comprehensive loss was $16.9 million, including an unrealized gain on marketable securities of $9,000.

(7)	License Agreements and Collaborations

Bayer AG in-license

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of June 30, 2006, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

Hoffmann-LaRoche (2002 Roche Agreement)

In July 2002, we entered into an agreement with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Under this agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates, and Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to MEM 1414 and/or MEM 1917 and continues the development and commercialization of either drug candidate, we will be entitled to receive development-related milestone payments for specified events occurring after the initiation of Phase 3 clinical trials and royalties based on worldwide sales. In addition, under certain circumstances, we will have the option to co-promote MEM 1414 and MEM 1917 in the US or in the US and the European Union (EU). Roche maintains its exclusive, worldwide license to develop and commercialize all other drug candidates from our PDE4 inhibitor program. In February 2006, in connection with an amendment to our original 2003 Roche Agreement (as described below), we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. Roche maintains its exclusive, worldwide license to develop and commercialize candidates from the PDE4 inhibitor program.

Roche has paid us a total of $26.0 million through June 30, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totalling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.

Revenue relating to the upfront license payment and milestone payments is being recognized over the period in which we expect to obtain FDA approval of the first compound to be developed under the collaboration. During the three month period ended June 30, 2006, we recognized revenue of $223,000 related to the upfront license fee and milestone payments received. During the six month period ended June 30, 2006, we recognized revenue of $1.3 million representing $446,000 related to the upfront license fee and milestone payments received, and $875,000 related to the funding of the research collaboration. During the three month period ended June 30, 2005, we recognized revenue of $1.1 million, representing $223,000 related to the upfront license fee and milestone payments received and $875,000 related to the funding of the research collaboration. During the six month period ended June 30, 2005, we recognized $2.4 million representing $635,000 related to the upfront license fee and milestone payments received and $1.8 million related to the funding of the research collaboration.

Hoffmann-LaRoche (Amended and Restated 2003 Roche Agreement)

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of CNS indications including schizophrenia and Alzheimer’s disease (the “2003 Roche Agreement”). This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we will receive an aggregate of $1.8 million of research and development funding in 2006 and we will receive approximately $2.3 million (based on 1 USD: 1.31 CHF) in research and development funding in 2007.

Roche has paid us a total of $28.9 million through June 30, 2006 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $6.9 million and a milestone payment of $2.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.

Revenue relating to the upfront license payment, research and development funding and milestone payments is being recognized over the period in which we expect to obtain FDA approval of the first compound to be developed under the Amended and Restated 2003 Agreement. During the three month period ended June 30, 2006, we recognized revenue of $262,000. During the three month period ended June 30, 2005, we recognized revenue of $1.4 million. During the six month period ended June 30, 2006, we recognized revenue of $494,000. During the six month period ended June 30, 2005, we recognized revenue of $2.5 million.

Amgen Inc. (2005 Amgen Agreement)

On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we have received a $5.0 million up-front fee and $3.2 million in research and development funding to date. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

We are recognizing revenue over the two-year agreement period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. During the three month period ended June 30, 2006, we recognized revenue of $1.5 million representing the upfront license payment and research and development funding. During the six month period ended June 30, 2006, we recognized revenue of $3.0 million representing the upfront license payment and research and development funding.

The Stanley Medical Research Institute (SMRI Development Agreement)

On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the SMRI Development Agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. As of June 30, 2006, we received $960,000 in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.2 million as milestone payments upon the achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we plan to commence during the third quarter of 2006. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date.

(8)	September 2005 Private Placement

On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million.

The warrants are currently exercisable, have a five-year term and an exercise price per share of $2.22. In accordance with EITF No. 00-19, Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the warrants have been recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 4.07% and a contractual life of five years.

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

The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported on the consolidated statement of operations. We have recorded an unrealized gain on the warrants of $7.8 million and $5.5 million for the three and six months ended June 30, 2006, respectively. This amount will be adjusted at the end of each quarter to reflect any change in fair value at such date.

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
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. As of June 30, 2006, we had received $54.0 million in upfront licensing fees, research and development funding, milestone payments and an equity investment under these collaborations.
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
In February 2006, we amended and restated our original 2003 Roche Agreement. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of a Phase 2a clinical trial for this drug candidate under the Agreement. Roche maintains this license option by paying pre-specified license rights maintenance fees to us. We will receive an aggregate of $1.8 million of research and development funding in 2006. We will also receive an aggregate of approximately $2.3 million in research and development funding in 2007. On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our Amended and Restated 2003 Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase 1 clinical trial for MEM 3454 in February 2005.
On October 14, 2005, we entered into the 2005 Amgen Agreement for the development of PDE10 inhibitors for neurological and psychiatric disorders. To date, we have received a $5.0 million up-front fee and $3.2 million in research and development funding. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.
On December 20, 2005, we entered into a development agreement with SMRI, pursuant to which we plan to conduct a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the development agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.2 million as milestone payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date.
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million. We refer to this as our September 2005 Private Placement.
Since our inception, we have incurred substantial losses, and as of June 30, 2006, we had an accumulated deficit of $158.7 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $2.0 million in upfront and milestone payments prior to 2006. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program in Alzheimer’s disease on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003 for Alzheimer’s disease, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may, at that time, choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital may substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.
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
We apply the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, prospectively to the original 2003 Roche Agreement using a single unit of accounting, since under that agreement, Roche had the right to enter into a license. As of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of a Phase 2a clinical trial for this drug candidate. We are now recognizing the non-refundable upfront license fees, performance milestone payments, and research funding received as revenue over the period in which we expect to obtain FDA approval of the first compound to be developed under this collaboration. Solely for purposes of revenue recognition under this agreement, we have estimated the development period to approval by the FDA as ending in the third quarter of 2013.
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
Share-Based Compensation
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first two quarters of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The compensation expense recognized in the statements of operations for the three and six months ended June 30, 2006, for stock-based compensation plans was $673,000 and $1,389,000, respectively. Of the $673,000 and $1,389,000 of stock-based compensation expense recognized in the three and six months ended June 30, 2006, $283,000 and $682,000 was a component of general and administrative expenses and $390,000 and $707,000 was a component of research and development expenses, respectively. Cash received from stock options exercised and common stock purchased related to the 2004 ESPP for the three and six months ended June 30, 2006, was $81,000 and $161,000, respectively. We issue new shares of common stock upon the exercise of stock options.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005
Revenue
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
Revenue for the three months ended June 30, 2006 was $1.9 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This represented a 22% decrease from revenue of $2.5 million for the three months ended June 30, 2005. The decrease is related to a change in the revenue recognition approach for the upfront license fees, milestone payments and research and development funding received from Roche following our entry into the Amended and Restated 2003 Roche Agreement in February 2006. Revenue was previously being recognized over the agreement term and is now being recognized over the expected development period of the first compound under the agreement.
Research and development expense
Research and development expense decreased by $2.4 million, or 28%, to $6.4 million for the three months ended June 30, 2006 from $8.8 million for the three months ended June 30, 2005. The $2.4 million decrease includes $1.5 million in reduced personnel costs including a $1.0 million reduction in non-cash compensation expense. This $1.0 million reduction was due to a $1.3 million non-cash compensation charge in 2005 for modifications to vested stock options of our former President, offset by a current $0.4 million non-cash compensation charge related to our adoption of SFAS 123R. Also included in the $2.4 million decrease is a $0.9 million reduction of clinical and outside research costs due to higher development costs in 2005 for MEM 1003 and MEM 3454. We anticipate research and development costs to increase in the second half of 2006 as we move forward with the development of these and other compounds.
General and administrative expense
General and administrative expense decreased by $0.1 million, or 6%, to $2.1 million for the three month period ended June 30, 2006 from $2.2 million for the three months ended June 30, 2005. The current period includes increased personnel-related costs of $0.1 million, offset by a $0.2 million reduction in legal and patent fees. Included in the personnel-related costs is a non-cash charge of $0.3 million related to our adoption of SFAS 123R.
Net income and change in fair value of warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the three months ended June 30, 2006, as a result of a decrease in the fair market value of our common stock, we recognized an unrealized gain of $7.8 million in accordance with EITF No. 00-19. This unrealized gain resulted in net income of $1.6 million for the three months ended June 30, 2006, which requires us to calculate both basic and diluted earnings per share. We do not anticipate additional earnings or net income from operations in the foreseeable future. Refer to Note 8, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased by $224,000, or 115%, to $418,000 for the three months ended June 30, 2006 from $194,000 for the three months ended June 30, 2005. Interest expense decreased by $27,000, or 36%, to $49,000 during the three months ended June 30, 2006, from $76,000 for the three months ended June 30, 2005. This increase in interest income was attributable to higher average investment balances and interest rates during the 2006 period. The decrease in interest expense was related to lower outstanding obligations resulting from the repayment of equipment notes in 2005 and 2006.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
Revenue
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
Revenue for the six months ended June 30, 2006 was $4.7 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche compared to revenue of $4.9 million for the six months ended June 30, 2005.
Research and development expense
Research and development expense decreased by $4.5 million, or 25%, to $13.2 million for the six months ended June 30, 2006 from $17.7 million for the six months ended June 30, 2005. This decrease includes $3.3 million in reduced costs associated with the clinical development of MEM 1003 and MEM 3454, $1.3 million related to a non-cash compensation charge for the modification of stock options held by our former President and $0.6 million in reduced personnel and personnel-related costs. This decrease was partially offset by a $0.7 million non-cash compensation charge related to SFAS 123R.
General and administrative expense
General and administrative remained flat at $4.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The current period includes a non-cash charge of $0.7 million related to SFAS 123R, offset by decreased personnel costs of $0.3 million and decreased legal and patent fees of $0.3 million.
Change in fair value of warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the six months ended June 30, 2006, as a result of a decrease in the fair market value of our common stock, we recognized an unrealized gain of $5.5 million in accordance with EITF No. 00-19. Refer to Note 8, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased $0.5 million or 113%, to $0.9 million for the six months ended June 30, 2006 from $0.4 million for the six months ended June 30, 2005. Interest expense decreased $40,000, or 27%, to $109,000 for the six months ended June 30, 2006 from $149,000 for the six months ended June 30, 2005. The increase in interest income was attributable to higher investment balances, due to our receipt of net proceeds from our September 2005 Private Placement, coupled with better rates of return in 2006. The decrease in interest expense was related to lower balances outstanding for equipment notes payable in 2006.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings and interest income. From inception through June 30, 2006, we have raised net proceeds of $163.3 million from the sale of equity securities. In addition, we have received $29.0 million in upfront and milestone payments, $22.3 million in research and development funding, $10.3 million from equipment financings, $1.7 million from the reimbursement of external research costs and $5.5 million in interest income. To date, inflation has not had a material effect on our business.
At June 30, 2006, cash, cash equivalents and marketable securities were $32.1 million, compared to $44.1 million at December 31, 2005. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $11.2 million for the six months ended June 30, 2006. This primarily reflects the net loss of $6.6 million, a decrease in warrant liability of $5.5 million and a decrease of $1.4 million in deferred revenue, offset by a non-cash stock based compensation charge of $1.4 million, and depreciation expense of $1.0 million. Net cash provided by investing activities for the six months ended June 30, 2006 was $3.7 million, which represents a $3.9 million in-flow from net investment activity in marketable securities, offset by $0.2 million used for capital expenditures. Net cash utilized by financing activities during the six months ended June 30, 2006 was $0.5 million which consisted of $0.7 million used in the repayment of equipment notes, offset by $0.2 million of proceeds from the issuance of common stock.
We expect to incur losses from operations for the foreseeable future. We expect research and development costs to increase as we move forward with the development of MEM 1003, MEM 3454 and our other compounds. We are funding or are contemplating funding the development of several of our drug candidates and programs. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements through the first quarter of 2007. Our future cash requirements will depend on many factors, including:
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
Currently we have no committed sources of capital other than a limited amount pursuant to our existing collaboration agreements. If we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may be required to delay, reduce the scope of or eliminate our research and development programs or seek to obtain capital through arrangements with collaborators or others that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders will likely experience significant dilution. We have the ability to significantly curtail certain expenditures because a significant amount of our costs are not fixed, thereby extending the period that reduced operations can continue.
New Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. Only tax positions that meet the “more likely than not recognition” threshold, as defined in FIN 48, at the effective date may be recognized upon adoption of FIN 48. We do not anticipate that the adoption of FIN 48 will have a material affect on future results of operations, cash flows and financial position.
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first two quarters of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations during the three and six months ended June 30, 2006 was $673,000 and $1,389,000, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2005.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 , as well as those discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006., which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on July 19, 2006. Holders of an aggregate of 37,870,474 shares of our common stock at the close of business on June 1, 2006 were entitled to vote at the meeting, of which 30,017,358 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
     Proposal One. To elect three Class II directors for a term expiring on the date of our 2009 Annual Meeting of Stockholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Anthony B. Evnin, Ph.D	29,025,620	991,738
David A. Lowe, Ph.D	29,205,133	812,225
Peter F. Young	29,198,831	818,527
Drs. Evnin and Lowe and Mr. Young were elected to serve as Class II directors as noted above. Our Class III directors, whose term of office expires at the 2007 Annual Meeting of Stockholders, are: Messrs. Fleming and Scullion and Dr. Gilbert. Our Class I directors, whose term of office expires at the 2008 Annual Meeting of Stockholders, are: Messrs. Kriebel, Meyers, and Sulat. No other persons were nominated, or received votes, for election as directors of Memory Pharmaceuticals Corp. at our 2006 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.
     Proposal Two. To approve an amendment to our 2004 ESPP to increase the number of shares of our common stock reserved for issuance thereunder by 150,000 shares.

Total Shares Voted	Total Votes For	Total Votes Against	Total Votes Abstained
	19,134,064	529,527	39,732
     The amendment to our 2004 ESPP was approved.
     Proposal Three. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006.

Total Shares Voted	Total Votes For	Total Votes Against	Total Votes Abstained
	29,863,277	91,450	62,360
     The appointment of KPMG LLP was ratified. There were no broker non-votes with respect to this proposal.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Vice President & Controller (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 14, 2006

Exhibit Index

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002