Form 10-Q
period 2006-09-30
MEMORY PHARMACEUTICALS CORP
filed 2006-11-14
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50642
Memory Pharmaceuticals Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3363475

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

100 Philips Parkway, Montvale, New Jersey	07645

(Address of Principal Executive Offices)	(Zip Code)
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
☐ Yes       ☑ No
As of November 13, 2006 the registrant had 62,668,654 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,349	$39,533
Marketable securities	551	4,546
Receivables	—	1,562
Prepaid and other current assets	1,285	1,000

Total current assets	26,185	46,641
Property and equipment, net	7,794	9,167
Restricted cash	505	505

Total assets	$34,484	$56,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,243	$759
Accrued expenses	3,905	3,839
Current portion of equipment notes payable	866	1,303
Deferred revenue — current	4,566	8,797

Total current liabilities	11,580	14,698
Warrant liability	2,676	8,477
Equipment notes payable, less current portion	500	1,089
Deferred revenue — long-term	12,872	11,098

Total liabilities	27,628	35,362

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 37,923,706 and 37,714,703 issued and outstanding at September 30, 2006, and December 31, 2005, respectively	38	38
Additional paid-in capital	175,325	173,195
Accumulated deficit	(168,500)	(152,120)
Accumulated other comprehensive loss	(7)	(23)
Deferred compensation	—	(139)

Total stockholders’ equity	6,856	20,951

Total liabilities and stockholders’ equity	$34,484	$56,313

The accompanying notes are an integral part of these financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$1,958	$2,490	$6,682	$7,411
Operating expenses:
Research and development	10,044	7,765	23,266	25,510
General and administrative	2,376	2,143	6,677	6,425

Total operating expenses	12,420	9,908	29,943	31,935

Loss from operations	(10,462)	(7,418)	(23,261)	(24,524)

Unrealized gain/(loss) on warrants	308	(3,884)	5,801	(3,884)
Interest:
Income	382	193	1,238	595
Expense	(42)	(71)	(150)	(220)

Interest income, net	340	122	1,088	375

Net loss before income taxes	(9,814)	(11,180)	(16,372)	(28,033)
Income taxes	9	3	8	7

Net loss attributable to common stockholders	$(9,823)	$(11,183)	$(16,380)	$(28,040)

Basic and diluted net loss per share of common stock	$(0.26)	$(0.42)	$(0.43)	$(1.24)

Basic and diluted weighted average number of shares of common stock outstanding	37,923,706	26,420,436	37,835,147	22,661,235

The accompanying notes are an integral part of these financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(16,380)	$(28,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,566	1,616
Non-cash stock based compensation	2,062	1,401
Unrealized (gain)/loss on warrants	(5,801)	3,884
Changes in operating accounts:
Receivables	1,562	830
Prepaid and other current assets	(285)	(341)
Other assets	—	7
Accounts payable	1,484	(614)
Accrued expenses	66	517
Deferred revenue	(2,457)	(536)

Net cash used in operating activities	(18,183)	(21,276)

Cash flows provided by investing activities:
Purchases of marketable securities	(986)	—
Sales of marketable securities	4,997	2,652
Additions to property and equipment	(193)	(711)

Net cash provided by investing activities	3,818	1,941

Cash flows used in financing activities:
Proceeds from issuance of common stock	207	29,631
Proceeds from equipment notes payable	—	495
Principal repayment equipment notes payable	(1,026)	(1,484)

Net cash (used in) / provided by financing activities	(819)	28,642

Net (decrease) / increase in cash and cash equivalents	(15,184)	9,307
Cash and cash equivalents, beginning of period	39,533	31,220

Cash and cash equivalents, end of period	$24,349	$40,527

Supplemental cash flow information:
Cash paid for interest	$150	$220
Cash paid for taxes	8	7
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
The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
We are responsible for the financial statements included in this document. Our interim financial statements are unaudited. Interim results may not be indicative of the results and trends that may be expected for the year. However, we believe all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.
(2) New Accounting Pronouncement
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and related Financial Accounting Standards Board’s Staff Positions (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for employee awards granted. We have adopted the modified prospective transition method provided for under SFAS 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first nine months of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123); and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006, was $673,000 and $2,062,000, respectively.
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
For stock options granted prior to the adoption of SFAS 123R, if compensation expense for our various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, our pro forma net loss and basic and diluted loss per common share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands except per share amounts)
Net loss attributable to common stockholders, as reported	(11,183)	$(28,040)

Add: Stock-based director compensation expense included in reported net loss	36	1,401

Deduct: Employee stock-based compensation expense under fair-value based method	(639)	(1,671)

Deduct: Employee compensation for 2004 ESPP under fair-value based method	(12)	(54)

Pro forma net loss attributable to common stockholders	$(11,798)	$(28,364)

Pro forma basic and diluted net loss per share of common stock	$(0.45)	$(1.25)

Basic and diluted net loss per share of common stock, as reported	$(0.42)	$(1.24)

The fair value of stock options granted during the three and nine months ended September 30, 2005 was calculated using the following assumptions:

	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005

Expected stock price volatility	80%	80%
Expected term until exercise	5 years	5 years
Risk-free interest rate	4.14%	3.97%
Expected dividend yield	0%	0%
(3) Stock-Based Compensation
As of September 30, 2006, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and our 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which are described below. The compensation expense recognized in the statements of operations for the three months ended September 30, 2006, for stock-based compensation plans was $673,000, of which $280,000 was a component of general and administrative expenses and $393,000 was a component of research and development expenses. For the nine months ended September 30, 2006, we recognized compensation expense for stock-based compensation plans of $2,062,000, of which $962,000 was a component of general and administrative expenses and $1,100,000 was a component of research and development expenses. Cash received from stock options exercised and common stock purchased under the 2004 ESPP for the three and nine months ended September 30, 2006, was $46,000 and $207,000, respectively.
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
The weighted-average fair value of stock option awards granted after the adoption of SFAS 123R was $0.83 and $1.44 per share for the three and nine months ended September 30, 2006, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Expected life	5.56 to 6.06 years	5.56 to 6.25 years
Expected volatility	78.9%	78.9% to 81.5%
Risk-free interest rate	4.60% to 5.19%	4.39% to 5.19%
Dividend yield	0%	0%
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
The status of our stock option plans at September 30, 2006, and changes during the nine months ended September 30, 2006, is summarized in the following table.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	of Shares	per Share	Term (in years)

Outstanding at January 1, 2006	4,108,058	$3.47
Granted	1,562,189	1.98
Exercised	(115,921)	0.75
Forfeited or expired	(297,202)	4.32

Outstanding at September 30, 2006	5,257,124	$3.04	8.18

Vested and expected to vest at September 30, 2006	4,874,335	$3.06	8.11

Vested and exercisable at September 30, 2006	2,526,433	$3.33	7.20

At September 30, 2006, we had 946,656 stock options outstanding that were “in the money” with an aggregate intrinsic value of $261,000 and 943,595 exercisable stock options with an aggregate intrinsic value of $260,000.
No stock options were exercised during the three month period ended September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006, was $130,000. The vesting period for stock options granted during the first nine months of fiscal 2006 was between 12 and 48 months.
As of September 30, 2006, there was $3,982,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.61 years. The total grant-date fair value of stock options vested during the three and nine months ended September 30, 2006 was $636,000 and $1,819,000, respectively.

On February 17, 2006, we entered into a new employment agreement with our Chairman pursuant to which we agreed to extend, under certain circumstances, the post-termination exercise period of his then-vested stock options. As a result of this modification, we recognized additional compensation expense of $0 and $118,000 for the three and nine months ended September 30, 2006, respectively.
Employee Stock Purchase Plan
In 2004, our Board of Directors adopted the 2004 ESPP to provide eligible employees with the opportunity to purchase our stock at six month intervals at 85% of the lower of (i) the closing price of our common stock on the first day of the offering period and (ii) the closing price of our common stock on the last day of the purchase interval during that offering period, which we refer to as the purchase date. Offering periods are determined by the Compensation Committee of the Board of Directors, but may not exceed 27 months. Employees elect, subject to certain limitations, to withhold funds from their wages to purchase shares on each purchase date during an offering period. The recently completed offering period began on August 1, 2005 and the second purchase date in that offering period occurred on July 31, 2006. Under the terms of the 2004 ESPP, if the fair market value of our common stock on any purchase date is less than the fair market value of our common stock on the start date of the offering period, then that offering period shall automatically terminate immediately after the purchase of the shares on such purchase date. Accordingly, our last offering period ended on July 31, 2006 and a new offering period commenced on August 1, 2006. Our Compensation Committee has set the new offering period at six months. In order to participate in an offering period, eligible employees must enroll at the start of that offering period and are permitted to cancel participation in the offering before the purchase date and obtain a refund of the amounts withheld from their wages.
Prior to the adoption of SFAS 123R, the 2004 ESPP was accounted for under APB 25 and we were not required to record compensation expense for the 2004 ESPP. Under the provisions of SFAS 123R, the 2004 ESPP is a compensatory plan, and as such, we recognize expense for shares expected to vest after January 1, 2006.
We estimate the number of shares to be purchased at each balance sheet date based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the grant-date fair value plus any added fair value resulting from any reset purchase date using the Black-Scholes option valuation model. Share options for employees entering the 2004 ESPP on February 1, and August 1, 2006 were estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

Three and Nine
Months Ended
September 30,
2006
Expected life	0.5 to 1.25 years
Expected volatility	78.9% to 81.5%
Risk-free interest rate	4.48% to 5.11%
Dividend yield	0%
At adoption of SFAS 123R, we expected that 161,688 shares would be purchased under the 2004 ESPP through the offering period which would have expired on July 31, 2007. An additional 3,408 shares with a grant-date fair value of $1.23 were added for employees that entered the 2004 ESPP on February 1, 2006. On January 31, 2006, 40,422 shares were purchased under the 2004 ESPP for $76,000, with an intrinsic value of $27,000 at the purchase date. On July 31, 2006, 52,660 shares were purchased under the 2004 ESPP for $46,000, with an intrinsic value of $7,900 at the purchase date.
The new offering period under our ESPP, which commenced on August 1, 2006, will terminate on January 31, 2007. We expect that 58,605 shares will be purchased under the 2004 ESPP during this offering period. During the three and nine months ended September 30, 2006, employees forfeited 0 and 12,579 shares of common stock expected to be purchased, respectively.
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

The weighted average anti-dilutive shares for the three and nine months ended September 30, 2006 and September 30, 2005 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Common stock options	5,208,849	3,905,122	4,772,565	3,381,817
Warrants	5,913,267	1,999,651	5,913,267	746,489

Total	11,122,116	5,904,773	10,685,832	4,128,306

Since we had a net loss for the three and nine months ended September 30, 2006, and for the three and nine months ended September 30, 2005, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase shares of common stock, because the effect would be anti-dilutive.
(5) Marketable Securities
Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, commercial paper, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations.

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	September 30, 2006		December 31, 2005
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Corporate debt securities	$—	$—	$1,003	$6
Obligations of US government agencies	—	—	2,399	3
Mortgage-backed and asset-backed securities	551	—	1,144	8

Marketable securities due over 90 days	$551	$—	$4,546	$17

Commercial paper	11,997	2	19,156	6
Obligations of US government agencies	8,955	5	12,289	—

Marketable securities due in 90 days or less*	$20,952	$7	$31,445	$6

Total marketable securities	$21,503	$7	$35,991	$23

*	Classified as cash and cash equivalents on the balance sheets.
The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at September 30, 2006 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less*	$20,958	$20,952
Due after 90 days, up to one year	—	—
Due after one year, up to two years	88	88
Due after two years	464	463

	$21,510	$21,503

*	Classified as cash and cash equivalents on the balance sheets.
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
(6) Comprehensive Income/Loss
Comprehensive income/loss includes net income/loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended September 30, 2006, comprehensive loss was $9.8 million, including an unrealized gain on marketable securities of $1,900, and for the three months ended September 30, 2005, comprehensive loss was $11.2 million, including an unrealized gain on marketable securities of $9,000. For the nine months ended September 30, 2006, comprehensive loss was $16.4 million, including an unrealized gain on marketable securities of $16,000 and for the nine months ended September 30, 2005, comprehensive loss was $28.0 million, including an unrealized gain on marketable securities of $18,000.
(7) License Agreements and Collaborations
Bayer AG in-license
In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of September 30, 2006, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.
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
Roche has paid us a total of $26.0 million through September 30, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totalling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.
Revenue relating to the upfront license payment and milestone payments is being recognized over the period in which we expect to obtain United States Food and Drug Administration (FDA) approval of the first compound to be developed under the collaboration. During the three month period ended September 30, 2006, we recognized revenue of $223,000 related to the upfront license fee and milestone payments received. During the nine month period ended September 30, 2006, we recognized revenue of $1.5 million representing $669,000 related to the upfront license fee and milestone payments received, and $875,000 related to the funding of the research collaboration. During the three month period ended September 30, 2005, we recognized revenue of $1.1 million, representing $223,000 related to the upfront license fee and milestone payments received and $875,000 related to the funding of the research collaboration. During the nine month period ended September 30, 2005, we recognized $3.5 million representing $858,000 related to the upfront license fee and milestone payments received and $2.6 million related to the funding of the research collaboration.
Hoffmann-LaRoche (Amended and Restated 2003 Roche Agreement)
In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of CNS indications including schizophrenia and Alzheimer’s disease (the “2003 Roche Agreement”). This agreement was amended and restated on February 27, 2006 (the “Amended and Restated 2003 Roche Agreement”). Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we will receive an aggregate of $1.8 million of research and development funding in 2006 and we will receive approximately $2.3 million (based on 1 USD: 1.31 CHF) in research and development funding in 2007.
Roche has paid us a total of $29.8 million through September 30, 2006 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $7.8 million and a milestone payment of $2.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.
Revenue relating to the upfront license payment, research and development funding and milestone payments is being recognized over the period in which we expect to obtain FDA approval of the first compound to be developed under the Amended and Restated 2003 Roche Agreement. During the three month periods ended September 30, 2006 and September 30,

2005 we recognized revenue of $294,000 and $1.4 million, respectively. During the nine month periods ended September 30, 2006 and September 30, 2005, we recognized revenue of $788,000 and $3.9 million, respectively
Amgen Inc. (2005 Amgen Agreement)
On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we have received a $5.0 million up-front fee and $3.2 million in research and development funding through September 30, 2006. We are conducting a collaborative preclinical research program with Amgen relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we are entitled to receive (i) $3.3 million in research funding during the first year of the research collaboration and (ii) a minimum of $1.8 million in research funding during the second year of the research collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.
We are recognizing revenue over the two-year agreement period based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. During the three month period ended September 30, 2006, we recognized revenue of $1.5 million representing the upfront license payment and research and development funding. During the nine month period ended September 30, 2006, we recognized revenue of $4.4 million representing the upfront license payment and research and development funding.
The Stanley Medical Research Institute (SMRI Development Agreement)
On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the SMRI Development Agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. As of September 30, 2006, we received $960,000 in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive the remaining $2.2 million as milestone payments upon the achievement of certain milestones related to the Phase 2a trial in bipolar disorder, which we commenced during the third quarter of 2006. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date.
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
The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported on the consolidated statement of operations. We have recorded an unrealized gain on the warrants of $0.3 million and $5.8 million for the three and nine months ended September 30, 2006, respectively. This amount will be adjusted at the end of each quarter to reflect any change in fair value at such date.
(9) Subsequent Events
Filing of Supplementary Information in Support of IND for MEM 3454
In early November, we provided the FDA with the information requested by the agency to facilitate its review of our Investigational New Drug Application (IND) for a proposed Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease, which has been placed on clinical hold. The FDA has 30 days to respond to us. Assuming that the FDA lifts the clinical hold for this trial at that time, we expect to begin the trial at the end of the year or early in the first quarter of 2007.
Roche Milestone
On October 31, 2006, we announced that Roche has elected to maintain its option to obtain an exclusive license for MEM 3454, the lead compound under the Amended and Restated 2003 Roche Agreement. This decision was triggered by our Phase 1 work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and resulted in a $2.0 million milestone payment, which we received on November 1, 2006.
Amgen Milestone
On October 11, 2006, we received a $2.0 million milestone payment under the 2005 Amgen Agreement. The achievement of this milestone was triggered by preclinical work on PDE10 inhibitors, which satisfied a set of criteria that was pre-defined by Amgen.
We also announced that Amgen will increase the research funding commitment for the second year of our PDE10 collaboration. Under the terms of the 2005 Amgen Agreement, Amgen committed $3.3 million in research funding in the first year and is increasing its research funding commitment for the second year of the collaboration to $3.9 million.
October Private Placement
On October 5, 2006, we entered into an agreement to issue and sell in a private placement an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at a purchase price of $0.125 per underlying share of common stock. The warrants have an exercise price of $1.33 per share, subject to adjustment, and are exercisable until the earlier of (i) October 15, 2011 or (ii) 10 business days after we provide notice that the closing bid price of our common stock on the Nasdaq Global Market or the Nasdaq Capital Market, as applicable (or, if the common stock is not traded on the Nasdaq Global Market or the Nasdaq Capital Market, the closing bid price of the common stock in the over-the-counter market), for a period of 30 consecutive trading days is greater than $3.00 per share. The agreement provided for these securities to be sold in two closings. The first closing, consisting of the sale of 23,245,724 shares of common stock and all of the warrants, was consummated on October 16, 2006. The second closing is conditioned on, among other things, obtaining stockholder approval for the issuance of 3,261,220 of the remaining 4,986,478 shares of common stock being issued under the agreement. The first closing resulted in gross proceeds to us of approximately $26.7 million, which, after payment of expenses of the private placement, will be used, along with the proceeds of the second closing, if any, for research and development of our drug programs and for other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2005. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the period ended March 31, 2006. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We have entered into two separate collaborations with Roche for clinical development. The first one, for PDE4 inhibitors, is the 2002 Roche Agreement, and the second one, for nicotinic alpha-7 agonists, is the Amended and Restated Roche 2003 Agreement. As of September 30, 2006, we have received $55.7 million in upfront licensing fees, research and development funding, milestone payments and an equity investment under these collaborations.
Under our 2002 Roche Agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, the two named drug candidates under that agreement, following Roche’s earlier decision not to pursue further clinical development of these candidates. We have evaluated the data that we received from Roche and are currently exploring the potential for a new collaboration for MEM 1414 and MEM 1917. We believe that any further development of MEM 1414 and MEM 1917 will be funded largely through such a collaboration. In February 2006, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration.
Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of a Phase 2a clinical trial for this drug candidate under the Agreement. Roche maintains this license option by paying pre-specified license rights maintenance fees to us. We have received an aggregate of $1.8 million of research and development funding in 2006. We will also receive an aggregate of approximately $2.3 million in research and development funding in 2007. On May 3, 2005, we announced that we had received a $2.0 million milestone payment from Roche related to MEM 3454, a drug candidate being developed under our Amended and Restated 2003 Roche Agreement. Roche elected to make this first milestone payment in order to maintain its option to obtain an exclusive license for MEM 3454. The payment was triggered by our preclinical work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche, and the initiation of a Phase 1 clinical trial for MEM 3454 in February 2005. On October 31, 2006, we announced that Roche has elected to maintain its option to obtain an exclusive license for MEM 3454. This decision was triggered by our Phase 1 work on MEM 3454, which satisfied a set of criteria that was pre-defined by Roche and resulted in a $2.0 million milestone payment, which we received on November 1, 2006.

In May 2006, we submitted an IND with the FDA for a proposed Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease, which we subsequently withdrew based on certain feedback from the FDA concerning the potential for impurities in the clinical material that we proposed for use in the Phase 2a trial. In September 2006, we filed a new IND for this proposed clinical trial and, on October 16, 2006, the FDA placed the trial on clinical hold, seeking clarification of the changes and additions that we made to the IND from the first submission. In early November, we provided the FDA with the information requested by the agency to facilitate its review of our IND. The FDA has 30 days to respond to us. Assuming that the FDA lifts the clinical hold for this trial at that time, we expect to begin the trial at the end of the year or early in the first quarter of 2007.
On October 14, 2005, we entered into the 2005 Amgen Agreement for the development of PDE10 inhibitors for neurological and psychiatric disorders. To date, we have received a $5.0 million up-front fee, a $2.0 million milestone payment and $3.2 million in research and development funding. The $2.0 million milestone payment was received on October 11, 2006. The achievement of this milestone payment was triggered by preclinical work which satisfied a set of criteria that was pre-defined by Amgen. Under the terms of the 2005 Amgen Agreement, Amgen is obligated to make additional milestone payments to us if we achieve pre-specified research, development, regulatory approval and sales milestones for certain PDE10 inhibitors to be developed under the agreement. In addition, we are eligible to receive royalties that will increase with increasing sales levels on worldwide sales of marketed products from the collaboration.
On December 20, 2005, we entered into the SMRI Development Agreement, pursuant to which we are conducting a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the development agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding on December 20, 2005 in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. We are eligible to receive up to an additional $2.24 million as milestone payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder. If we fail to achieve the third milestone by December 31, 2007, we will be required to refund to SMRI the portion of the $2.2 million of development funding advanced by SMRI as of that date. All of the milestone payments will be repayable to SMRI in the form of royalties, up to a specified maximum amount, on any future sales of MEM 1003 for the treatment of bipolar disorder or schizophrenia.
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in net proceeds of $29.0 million.
On October 5, 2006, we entered into an agreement to issue and sell in a private placement an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at a purchase price of $0.125 per underlying share of common stock. The warrants have an exercise price of $1.33 per share, subject to adjustment, and are exercisable until the earlier of (i) October 15, 2011 or (ii) 10 business days after we provide notice that the closing bid price of our common stock on the Nasdaq Global Market or the Nasdaq Capital Market, as applicable (or, if the common stock is not traded on the Nasdaq Global Market or the Nasdaq Capital Market, the closing bid price of the common stock in the over-the-counter market), for a period of 30 consecutive trading days is greater than $3.00 per share. The agreement provided for these securities to be sold in two closings. The first closing, consisting of the sale of 23,245,724 shares of common stock and all of the warrants, was consummated on October 16, 2006. The second closing is conditioned on, among other things, obtaining stockholder approval for the issuance of 3,261,220 of the remaining 4,986,478 shares of common stock being issued under the agreement. The first closing resulted in gross proceeds to us of approximately $26.7 million, which, after payment of expenses of the private placement, will be used, along with the proceeds of the second closing, if any, for research and development of our drug programs and for other general corporate purposes.
Since our inception, we have incurred substantial losses, and as of September 30, 2006, we had an accumulated deficit of $168.5 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we have paid $2.0 million in upfront and milestone payments prior to 2006. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter. Our operating expenses may also vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program in Alzheimer’s disease on our own and, as part of that program, are currently funding a multi-center Phase 2a clinical trial for MEM 1003 for Alzheimer’s disease, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of a Phase 2a trial, we have been unable to find a collaboration partner for MEM 1003, we may, at that time, choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital may substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.
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
We apply the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, prospectively to the original 2003 Roche Agreement using a single unit of accounting since, under that agreement, Roche had the right to enter into a license. As of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of a Phase 2a clinical trial for this drug candidate. We are now recognizing the non-refundable upfront license fees, performance milestone payments, and research funding received as revenue over the period in which we expect to obtain FDA approval of the first compound to be developed under this collaboration. Solely for purposes of revenue recognition under this agreement, we have estimated the development period to approval by the FDA as ending in the third quarter of 2013.
In accordance with EITF No. 00-21, under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee, performance milestone payments, and research funding received as revenue over the two-year term of the agreement.

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
Share-Based Compensation
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first two quarters of fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006, for stock-based compensation plans was $673,000 and $2,062,000, respectively. Of the $673,000 and $2,062,000 of stock-based compensation expense recognized in the three and nine months ended September 30, 2006, $280,000 and $962,000 was a component of general and administrative expenses, and $393,000 and $1,100,000 was a component of research and development expenses, respectively. Cash received from stock options exercised and common stock purchased related to the 2004 ESPP for the three and nine months ended September 30, 2006, was $46,000 and $207,000, respectively. We issue new shares of common stock upon the exercise of stock options.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
Revenue
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
Revenue for the three months ended September 30, 2006 was $2.0 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This compares to revenue of $2.5 million for the three months ended September 30, 2005. The decrease is related to a change in the revenue recognition approach for the upfront license fees, milestone payments and research and development funding received from Roche following our entry into the Amended and Restated 2003 Roche Agreement in February 2006. Revenue was previously being recognized over the agreement term and is now being recognized over the expected development period of the first compound under the agreement.
Research and development expense
Research and development expense increased by $2.2 million, or 28%, to $10.0 million for the three months ended September 30, 2006 from $7.8 million for the three months ended September 30, 2005. The $2.2 million increase includes $1.4 of higher clinical research costs and $0.9 million of higher research support cost relating to the advancement of MEM 1003 and MEM 3454. Personnel cost increased by $0.2 million, which includes a $0.4 million non-cash compensation charge related to our adoption of SFAS 123R, during the three month period ended September 30, 2006 which was offset by reduced spending on lab materials, supplies, and administrative activities.
General and administrative expense
General and administrative expense increased by $0.3 million, or 14%, to $2.4 million for the three month period ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. The current period includes increased personnel-related costs of $0.4 million, offset by a $0.1 million reduction in legal and patent fees. Included in the personnel-related costs is a non-cash charge of $0.3 million related to our adoption of SFAS 123R.
Change in fair value of warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the three months ended September 30, 2006, as a result of a decrease in the fair market value of our common stock, we recognized an unrealized gain of $0.3 million in accordance with EITF No. 00-19. Refer to Note 8, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased by $189,000, or 98%, to $382,000 for the three months ended September 30, 2006 from $193,000 for the three months ended September 30, 2005. Interest expense decreased by $29,000, or 41%, to $42,000 during the three months ended September 30, 2006, from $71,000 for the three months ended September 30, 2005. This increase in interest income was attributable to higher average investment balances and interest rates during the 2006 period. The decrease in interest expense was related to lower outstanding obligations resulting from the repayment of equipment notes in 2005 and 2006.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche, Amgen or from other collaborations.
Revenue for the nine months ended September 30, 2006 was $6.7 million, representing the currently recognizable portion of licensing fees, milestone payments, and fees for research and development services from Roche compared to revenue of $7.4 million for the nine months ended September 30, 2005. The decrease is related to a change in the revenue recognition approach for the upfront license fees, milestone payments and research and development funding received from Roche following our entry into the Amended and Restated 2003 Roche Agreement in February 2006. Revenue was previously being recognized over the agreement term and is now being recognized over the expected development period of the first compound under the agreement.
Research and development expense
Research and development expense decreased by $2.2 million, or 9%, to $23.3 million for the nine months ended September 30, 2006 from $25.5 million for the nine months ended September 30, 2005. This decrease includes $1.0 million in reduced costs associated with the clinical development of MEM 1003 and MEM 3454, $1.3 million related to a non-cash compensation charge for the modification of stock options held by our former President and $0.9 million in reduced personnel and personnel-related costs. This decrease was partially offset by a $1.1 million non-cash compensation charge related to the adoption of SFAS 123R and reduced spending on lab materials, supplies, and administrative activities.
General and administrative expense
General and administrative expense increased $0.3 million, or 5%, to $6.7 million for the nine months ended September 30, 2006 from $6.4 million for the nine months ended September 30, 2005. The current period includes a non-cash charge of $1.0 million related to the adoption of SFAS 123R, offset by decreased personnel costs of $0.3 million and decreased legal and patent fees of $0.4 million.
Change in fair value of warrants
In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the nine months ended September 30, 2006, as a result of a decrease in the fair market value of our common stock, we recognized an unrealized gain of $5.8 million in accordance with EITF No. 00-19. Refer to Note 8, “September 2005 Private Placement.”
Interest income and interest expense
Interest income increased $0.6 million, or 100%, to $1.2 million for the nine months ended September 30, 2006 from $0.6 million for the nine months ended September 30, 2005. Interest expense decreased $70,000, or 32%, to $150,000 for the nine months ended September 30, 2006 from $220,000 for the nine months ended September 30, 2005. The increase in interest income was attributable to higher investment balances due to our receipt of net proceeds from our September 2005 Private Placement, coupled with better rates of return in 2006. The decrease in interest expense was related to lower balances outstanding for equipment notes payable in 2006.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings and interest income. From inception through September 30, 2006, we have raised net proceeds of $163.3 million from the sale of equity securities. In addition, we have received $29.0 million in upfront and milestone payments, $23.2 million in research and development funding, $10.3 million from equipment financings, $1.7 million from the reimbursement of external research costs and $5.9 million in interest income. To date, inflation has not had a material effect on our business.
At September 30, 2006, cash, cash equivalents and marketable securities were $24.9 million, compared to $44.1 million at December 31, 2005. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

Net cash used in operating activities was $18.2 million for the nine months ended September 30, 2006. This primarily reflects the net loss of $16.4 million, a decrease in warrant liability of $5.8 million and a decrease of $2.5 million in deferred revenue, offset by a decrease of working capital sources of $2.8 million, a non-cash stock based compensation charge of $2.1 million, and depreciation expense of $1.6 million. Net cash provided by investing activities for the nine months ended September 30, 2006 was $3.8 million, which represents a $4.0 million positive increase from net investment activity in marketable securities, offset by $0.2 million used for capital expenditures. Net cash utilized by financing activities during the nine months ended September 30, 2006 was $0.8 million which consisted of $1.0 million used in the repayment of equipment notes, offset by $0.2 million of proceeds from the issuance of common stock.
We expect to incur losses from operations for the foreseeable future. We expect research and development costs to increase as we move forward with the development of MEM 1003, MEM 3454 and our other compounds. We are funding or are contemplating funding the development of several of our drug candidates and programs. On November 1, 2006 we received a $2.0 million milestone payment related to the Amended and Restated 2003 Roche Agreement. This payment was triggered by our preclinical work on MEM 3454, which satisfied a set of pre-defined criteria. On October 11, 2006, we received a $2.0 million milestone payment related to our PDE10 collaboration with Amgen. The achievement of this milestone was triggered by preclinical work which satisfied a set of criteria that was pre-defined by Amgen. On October 5, 2006, we entered into an agreement to issue and sell in a private placement an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at a purchase price of $0.125 per share of common stock underlying the warrants. The warrants have an exercise price of $1.33 per share. The agreement provided for these securities to be sold in two closings. The first closing, in which we sold 23,245,724 shares of our common stock and all of the warrants, occurred on October 16, 2006, and resulted in gross proceeds to us of approximately $26.7 million. The second closing is subject to stockholder approval. If we obtain stockholder approval and sell the remaining 4,986,478 shares in the second closing, we would receive approximately $5.5 million in additional gross proceeds. We believe that the net proceeds from the first closing, in addition to our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners, will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment into 2008. Our future cash requirements will depend on many factors, including:
➢	our ability to obtain stockholder approval and consummate the second closing in the private placement;

➢	the number of compounds and drug candidates that we advance through the development process;

➢	whether we are able to enter into collaborations and the terms of any such collaboration;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
Currently we have no committed sources of capital other than a limited amount pursuant to our existing collaboration agreements. If we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may be required to delay, reduce the scope of or eliminate our research and development programs or seek to obtain capital through arrangements with collaborators or others that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done. Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders will likely experience significant dilution. We have the ability to significantly curtail certain expenditures because a significant amount of our costs are not fixed, thereby extending the period that reduced operations could continue.

New Accounting Pronouncement
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the application of SAB 108 will have a material effect on our consolidated financial position, results from operations, or cash flows.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes and interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We do not expect the application of FIN 48 will have a material effect on our consolidated financial position, results from operations, or cash flows.
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
As a result of the adoption of SFAS 123R, the compensation expense recognized in the statements of operations during the three and nine months ended September 30, 2006 was $673,000 and $2,062,000, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2005.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q, the risk factors set forth below replace in their entirety those risk factors with the same titles contained in such previously filed reports.
Risks Relating to our Business
Our drug candidates and programs are novel and in the early stages of development. As a result, it is difficult to predict accurately if and when we will achieve the development goals we establish for these drug candidates and programs.
We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. Our current drug candidates are at an early stage of development including MEM 1003, our most clinically advanced drug candidate. Our drug candidates will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. From time to time, we may establish and announce certain development goals for our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. Although we have announced development goal timelines for the commencement of our Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease and the completion of our Phase 2a clinical trials of MEM 1003 in Alzheimer’s disease and bipolar disorder, we cannot assure you that we will be able to achieve these development goals on the time schedules that we have planned.
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
Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy in humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include institutional review board (IRB), or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND. In connection with obtaining and maintaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the clinical trials conducted in foreign countries. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have. If we are unable to satisfy the FDA with respect to a certain drug candidate, we may be prevented from proceeding with the development of that drug candidate in the US. For example, in May 2006, we submitted an IND for a proposed Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease, which we subsequently withdrew based on certain feedback from the FDA concerning the potential for impurities in the clinical material that we proposed for use in the Phase 2a trial. In September 2006, we filed a new IND for this proposed clinical trial and, in October 2006, the FDA placed the trial on clinical hold, seeking clarification of the changes and additions that we made to the IND from the first submission. Although we have provided the FDA with the information requested by the agency to facilitate its review of our IND, we cannot assure you that the information we provided will satisfy the FDA’s concerns. In addition, we cannot assure you that, following the completion of its review of the IND, the FDA will not identify other concerns that could delay the commencement of our Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease.

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
In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect both our ability to complete a clinical trial in the time frame we have planned and its validity or statistical significance. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the inclusion criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment has become particularly challenging for clinical trials that involve patients with Alzheimer’s disease. Over the course of the Phase 2a AD clinical trial for MEM 1003 that we commenced in November 2005, we anticipate dosing up to approximately 180 patients with Alzheimer’s disease at multiple centers across the US. However, as with our Phase 1b safety and tolerability study for MEM 1003, we have experienced slower than anticipated enrollment in the Phase 2a AD clinical trial. As a result, in July 2006, we amended the clinical trial protocol to expand the inclusion criteria for patients. Although we expect to complete this Phase 2a AD clinical trial in the first half of 2007, we will not be able to achieve this goal unless the rate of patient enrollment continues to increase during this time frame. We are continually exploring alternatives for increasing the enrollment rate in the Phase 2a AD clinical trial and for achieving our time schedule for completing this trial. However, we cannot assure you that we will be successful in achieving and maintaining a level of patient enrollment sufficient to complete the Phase 2a AD clinical trial on the time schedule that we have planned. Delays in planned patient enrollment for a clinical study result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products. We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. Delays in our clinical trials or rejection of data from a clinical trial will result in increased development costs and could have a material adverse effect on the development of our drug candidates.
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing would adversely affect our development programs and other operations.

Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, payments for research and development services and other payments required to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations into 2008. In addition, if we obtain stockholder approval and sell the remaining 4,986,478 shares in the second tranche of our private placement, we would receive approximately $5.5 million in additional gross proceeds. However, we will need to raise additional equity or other financing to finance our future requirements, and we may not be able to obtain additional financing on acceptable terms or at all.
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
Risks Relating to our Common Stock
As a result of the shares issued in the private placement, the number of shares of our common stock outstanding has increased substantially and certain purchasers beneficially own significant blocks of our common stock; upon registration under the Securities Act, these shares will be generally available for resale in the public market.
Upon the first closing of the private placement on October 16, 2006, we issued to a small group of institutional and other accredited investors an aggregate of 23,245,724 shares of common stock, plus warrants to purchase an aggregate of 7,058,042 additional shares of common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. On November 8, 2006, Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. (referred to as the Great Point Entities), exercised on a cashless basis all of the warrants that they acquired in the private placement. We issued an additional 1,499,224 shares to the Great Point Entities upon such exercise.
If the second closing occurs, the Great Point entities will have acquired a total of 13,766,475 shares of our common stock (after giving effect to the warrant exercise described above); and MPM BioVentures IV, L.P., MPM BioVentures IV-QP, L.P., and MPM Asset Management Investors BV4 LLC (referred to as the MPM Entities) will have acquired a total of 11,391,019 shares of our common stock and 2,847,754 warrants. In addition, pursuant to the terms of the securities purchase agreement entered into in connection with the private placement, Vaughn Kailian, a general partner of MPM Bio Ventures IV, L.P., was elected to our board of directors to fill a newly created director position. As a result of their ownership interest, and in the case of the MPM Entities, the Board seat held by Mr. Kailian, the Great Point Entities and the MPM Entities will each have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.
Under the purchase agreement for the private placement, we have agreed to file one or more registration statements with the SEC covering the resale of the 28,232,202 shares of common stock issued or to be issued in the private placement and the 7,058,042 shares of common stock issuable upon exercise of the warrants. We have also granted to the purchasers piggyback rights to participate in any company registration, subject to certain limitations. Upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.
If we do not obtain and maintain effectiveness of the registration statements covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.
The terms of the securities purchase agreement in connection with the private placement require us to pay certain liquidated damages to the purchasers in the private placement in the event that the registration statements do not become effective or their effectiveness is not maintained beginning 90 days after the first closing (if the registration statement is not reviewed by the SEC) or 120 days after the first closing (if it is so reviewed), and ending on the third anniversary of the second closing. The only exception is our right, without incurring liquidated damages, to suspend the use of the registration statement during 90 days in any 12-month period. Subject to this exception, for each 30-day period or portion thereof when the registration statement is not effective, we are obligated to pay to each purchaser an amount in cash equal to 1.0% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that Purchaser. These amounts could be material. If we are unable to obtain effectiveness of the registration statement within the time period allotted or are unable to maintain such effectiveness (or suspend effectiveness), the amounts we are required to pay could materially adversely affect our financial condition.
Our executive officers, directors and their affiliates have the ability to significantly influence all matters submitted to stockholders for approval.
As of November 10, 2006, our executive officers, directors and their affiliates beneficially owned shares representing approximately 35.15% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.
Item 5. Other Information
On November 13, 2006, the Compensation Committee of our Board of Directors approved a form of amendment to our offer letters of employment for each of our executive officers. To date, we have entered into such amendments with each of Dr. Murray, Mr. Donabauer and Ms. Lalani (collectively, the “Executive Officers”) to provide that in the event that we terminate an Executive Officer’s employment for Good Reason (as defined below), such Executive Officer will be entitled to receive 12 months’ severance, based on his/her then-current base salary, payable over the 12-month period following termination, plus continued health coverage for up to one year. Good Reason is defined as the termination by the Executive Officer of his/her employment with us within 18 months after a Change in Control (as defined in the offer letter of employment) or the sale of a majority of our assets, obligations or business, provided such termination occurs within three months after: (i) a material diminution in the Executive Officer’s responsibilities, (ii) the Executive Officer’s principal work location changes by more than 50 miles from our current principal offices, or (iii) we reduce such Executive Officer’s base salary, unless such reduction is pursuant to a plan and as a consequence the base salaries of all of our other executives are similarly reduced.
The foregoing description of the amendments to our Executive Officers’ offer letters of employment is qualified in its entirety by reference to the full text of the form of amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and incorporated herein by reference.
Item 6. Exhibits
10.1*	Employment Letter Agreement dated as of May 3, 2006, between Michael Smith and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

10.2	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 20, 2006.

10.3	Form of Scientific Advisory Board Services Agreement. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 4, 2006.

10.4**	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 18, 2006, between Amgen Inc. and the Registrant.

10.5*	Form of amendment to offer letter of employment

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

**	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Vice President & Controller (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 13, 2006

Exhibit Index
10.1*	Employment Letter Agreement dated as of May 3, 2006, between Michael Smith and the Registrant. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

10.2	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 20, 2006.

10.3	Form of Scientific Advisory Board Services Agreement. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 4, 2006.

10.4**	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 18, 2006, between Amgen Inc. and the Registrant.

10.5*	Form of amendment to offer letter of employment

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

**	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.