Form 10-K
period 2006-12-31
MEMORY PHARMACEUTICALS CORP
filed 2007-04-02
CIK 1062216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50642

MEMORY PHARMACEUTICALS CORP.

(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3363475
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Philips Parkway Montvale, New Jersey	07645
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code

(201) 802-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☐                            Accelerated Filer  ☐                            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐    Yes  ☒    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $40,900,112 (based on the last reported sale price on the NASDAQ Global Market (formerly, the NASDAQ National Market) on that date).

As of March 15, 2007 the registrant had 71,763,034 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEMORY PHARMACEUTICALS CORP.

2006 FORM 10-K ANNUAL REPORT

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

Our potential CNS therapies are primarily designed to address biological targets within important cellular pathways thought to underlie CNS disorders. As a consequence, we believe that our approach could lead to the development of treatments for a number of major neurological and psychiatric disorders and that the relative specificity with which we target these neuronal signaling pathways provides an opportunity to develop drugs with reduced side effect profiles.

Through research conducted over more than 30 years, Nobel Laureate Dr. Eric Kandel, one of our scientific founders, identified critical cellular pathways and biological targets involved in memory formation. This research, which was originally published in the 1990s, served as the cornerstone of our scientific foundation.

In order to identify and optimize promising drug candidates quickly and efficiently we combine:

•	our extensive knowledge of the pathways we believe are involved in memory formation and other cognitive functions;

•	our understanding of neurological and psychiatric disorders;

•	an interdisciplinary drug discovery and development approach; and

•	our focus on conducting in vivo and safety screening at early stages of the drug discovery process.

Our clinical development pipeline includes drug candidates in clinical development for the treatment of Alzheimer’s disease with the potential to treat other CNS disorders, including schizophrenia. Our preclinical development pipeline also includes drug candidates in development for Alzheimer’s disease, depression and schizophrenia. Our early drug discovery pipeline includes compounds that we are optimizing for the treatment of these and other CNS disorders.

We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. To date, we have entered into two separate collaborations with F. Hoffman—La Roche Ltd. / Hoffman—La Roche, Inc., or Roche, one for the development of our PDE4 inhibitors, and the other for the development of our nicotinic alpha-7 agonists. We have also entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors. In addition to our collaborations, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, which funded our Phase 2a trial for the development of MEM 1003 as a treatment for bipolar disorder. As of December 31, 2006, we had received $70.8 million in upfront license fees, research and development funding, milestone payments and equity investments under our collaborations with Roche and Amgen and our development agreement with SMRI.

The following represents our drug development pipeline as of March 15, 2007:

SCIENTIFIC BACKGROUND

Central nervous system and cognitive function

The CNS is comprised of networks of nerve cells, known as neurons, that enable sensation, memory, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this transmission to occur, neurons secrete chemicals, known as neurotransmitters, that interact with receptors on a neighboring neuron. Serotonin, dopamine and acetylcholine (ACh) are examples of neurotransmitters. Neurotransmitter signaling can lead to the activation of a specific class of molecules known as second messengers, which can both relay electrical signals and amplify their strength. Cyclic adenosine monophosphate, or cAMP, cyclic guanosine monophosphate, or cGMP, and calcium are examples of second messengers. Second messengers are known to play a key role in many intracellular processes of direct relevance to the formation and stabilization of memories.

Coordinated communication across synapses is essential for the formation of both short-term memories, which last for minutes or hours, and long-term memories, which last for days and years. The formation of short-term memories appears to result from the transient release of neurotransmitters across existing synaptic connections.

The formation of long-term memories, however, not only requires synaptic transmission, but also a subsequent cascade of cellular events that culminates in protein synthesis, activation of existing synaptic connections and the formation of new synaptic connections.

Through his research, Dr. Kandel identified critical cellular pathways involved in the formation of both short-term and long-term memories. In addition, Dr. Kandel identified specific targets that are believed to be critical to the process of long-term memory formation and certain classes of compounds that can have restorative effects on the impairment of long-term memory. These findings served as the cornerstone of our scientific foundation.

It is well recognized that memory loss and other cognitive impairments are key characteristics of Alzheimer’s disease and other dementias. It is less widely recognized, however, that memory loss and other cognitive impairments frequently occur in psychiatric disorders such as schizophrenia, and depression. For example, many people who have Alzheimer’s disease tend to suffer from depression and, conversely, depressed patients tend to experience significant cognitive decline. Symptoms such as difficulty concentrating, remembering and making decisions are recognized as elements of depression and Alzheimer’s disease. Likewise, common manifestations of schizophrenia and Alzheimer’s disease include the inability to correctly process new information, retrieve information and react appropriately to environmental stimuli. The hallucinations and delusions of schizophrenic people can be traced to misprocessed information or the inability to filter out and decipher common background noises. In recognition of the possible involvement of cognitive dysfunction in schizophrenia, the National Institute for Mental Health has established an initiative to address the impairments in cognition that appear to be present in many schizophrenic patients.

Alzheimer’s Disease

Overview

Alzheimer’s disease is a degenerative neurological disorder that progressively impairs a person’s cognitive function and gradually destroys the brain. Alzheimer’s disease is the number one cause of dementia and there is currently no known cure. Later stages of Alzheimer’s disease involve severe loss of memory and other cognitive functions, including loss of awareness of recent experiences and of surroundings, and the inability to perform basic tasks. Patients with Alzheimer’s disease also suffer from significant personality and behavioral changes such as paranoia, delusions, hallucinations and compulsive, repetitive behaviors. The period of time from onset until patient death averages four to six years after diagnosis and can be as long as 20 years.

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

Other Indications

Although our ongoing Phase 2a clinical trials are for the treatment of Alzheimer’s disease, our pipeline includes drug candidates in preclinical development for other indications as well, including schizophrenia and depression.

Schizophrenia

Overview

Schizophrenia is a neurological brain disorder characterized by difficulties differentiating between real and imaginary experiences, thinking logically and managing emotional responses to everyday social situations. Specific symptoms include delusions and hallucinations, an altered sense of self, an inability to sort and interpret incoming sensations and a corresponding inability to respond appropriately. No single defect appears to be responsible for schizophrenia. Rather, multiple genetic and environmental factors seem to contribute to disturbances in brain function.

Current therapies for the treatment of schizophrenia

Current drug treatments for schizophrenia modulate primarily the level of the neurotransmitter dopamine by blocking the actions of this neurotransmitter at the receptor level. This approach is based on the belief that decreasing the activity of the receptor negates the impact of the increase in the neurotransmitter. Other drug therapies target multiple neurotransmitter systems and receptors. Approximately 30% of individuals with schizophrenia do not respond to current medications at all and, even for those who show some benefit, these drugs often do not address the social withdrawal, affective changes and emotional behavior associated with the disease. Moreover, existing drugs are not designed to address or resolve the cognitive impairments associated with this disease. Current drug therapies for schizophrenia produce a variety of side effects. In particular, some of these antipsychotic drugs may result in weight gain, which can lead to an increase in the incidence of Type II diabetes, and stroke in patients with schizophrenia.

Depression

Overview

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

Current therapies for the treatment of depression

Depression is thought to result from a deficiency in the release of the neurotransmitters serotonin, norepinephrine and dopamine. Current therapies for the treatment of depression are designed to increase the amount of neurotransmitters that are available at the synapses of neurons. This can be done in one of two ways: by blocking the reuptake of neurotransmitters into the neurons that release them, or by blocking the degradation of the neurotransmitters. Tricyclic antidepressants (TCAs) and selective serotonin reuptake inhibitors (SSRIs), such as fluoxetine (Prozac), are examples of the former. Monoamine oxidase (MAO) inhibitors, such as phenelzine (Nardil), are antidepressant drugs that block degradation of neurotransmitters. The effects of any reuptake inhibitor or MAO blocker may differ based on the differential effects the drug may have on the neurotransmitters serotonin, norepinephrine and dopamine. These therapies may take a few weeks to be effective, if at all, and may cause side effects, including nausea, weight gain, fatigue and sexual dysfunction.

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

According to a March 2007 report of the Alzheimer’s Association, approximately 5.1 million people in the US suffer from Alzheimer’s disease, which represents approximately one out of eight people, or 13%, of the US population over the age of 65 and nearly half of the US population over the age of 85. The report also states that by 2050 the number of Americans with Alzheimer’s disease could range from approximately 11 to 16 million. National direct and indirect costs of caring for individuals with Alzheimer’s disease are more than $148 billion a year, according to estimates by the Alzheimer’s Association.

UNMET THERAPEUTIC NEEDS

Therapies for the treatment of Alzheimer’s disease, schizophrenia and depression have been available for a number of years. However, many of the approved drugs for these diseases appear to have limited efficacy in the overall patient population and can produce significant side effects, leading to poor tolerability and low patient compliance. In addition, in the case of Alzheimer’s disease, these therapies may lose their effectiveness over time. For example, only about 50% of people taking acetylcholinesterase inhibitors, the most commonly prescribed drug class for Alzheimer’s disease, show even modest improvements in the major symptoms of the disease. Moreover, the benefits derived from taking these drugs typically last for only six to nine months. Of patients taking selective serotonin reuptake inhibitors, or SSRIs, the largest category of antidepressants, 30% to 45% have no clinical response. In addition, current therapies for the treatment of schizophrenia, and depression do not address the cognitive impairments associated with these disorders. In addition to efficacy limitations, the majority of patients taking currently-approved drugs for the treatment of Alzheimer’s disease, schizophrenia, bipolar disorder and depression experience one or more side effects. These can include, depending on the drug, headaches, nausea, nervousness, insomnia, agitation, weight gain and sexual dysfunction. Side effects occur because the biological mechanisms targeted by these drugs are not only involved in the neuronal pathways implicated in the disease but are also involved in multiple other bodily functions. These side effects can be so severe at higher dosage levels that in order to make the drug tolerable, the actual doses administered must be moderated. This, in turn, reduces the effectiveness of the treatment.

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

THE MEMORY PHARMACEUTICALS DRUG DEVELOPMENT APPROACH

We are focused on the discovery and development of CNS drugs that impact biological targets believed to play a critical role in memory formation and cognition and which may also be implicated in other CNS conditions. Based on our understanding of neuronal pathways, we are targeting specific subcategories of neurotransmitter receptors, specific enzymes that regulate second messengers and ion channels that modulate the flow of second messengers such as calcium. We screen, optimize and develop highly selective compounds for these targets. Through this approach, we believe we can address many of the debilitating symptoms of several neurological and psychiatric disorders and potentially slow or halt the progression of some of these diseases. Our goal is to develop drug candidates that provide enhanced efficacy and may have an improved side effect profile compared to the current alternatives for the treatment of the CNS disorders that we are targeting.

Our interdisciplinary drug discovery and development approach enables us to generate drug development programs focused on multiple targets and clinical indications. Through this approach, we believe that we are able to identify and optimize promising drug candidates quickly and efficiently. To accomplish this:

•	We use our extensive knowledge of the neuronal pathways involved in memory formation to identify highly relevant targets in the cascade of events leading to long-term memory formation.

•

We have created a dynamic, interdisciplinary environment in which experts in neuroscience, molecular biology, medicinal chemistry and preclinical drug development work closely together to screen, identify and optimize drug candidates.

•

We conduct iterative tests on our compounds to determine their pharmacokinetics, including their ability to be absorbed, distributed and metabolized in the body and their toxicity levels. In addition, we measure their biochemical and physiological effects in the body and their mechanisms of action, such as their ability to penetrate the blood-brain barrier.

•

Beginning at the earliest stages of drug discovery and continuing throughout the drug development process, we screen our compounds to eliminate those that are not specific to an identified target and therefore either exhibit increased side effects or cannot be optimized for a particular disease. In this process we use many neurobehavioral animal models and other sophisticated screening tools.

•

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

•

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

•

Leverage our extensive understanding of neuronal pathways and our interdisciplinary, accelerated drug development approach to yield multiple promising drug candidates. We use our knowledge of the critical pathways involved in cognitive function to identify multiple targets that we believe are highly relevant to many different CNS disorders. We optimize compounds to act on targets that affect neuronal signaling pathways which are involved in multiple CNS disorders. We also seek to optimize compounds against multiple targets implicated in the same disorder. For example, for the treatment of Alzheimer’s disease, we have multiple drug candidates in preclinical and clinical development that act on different targets, including regulating neuronal calcium, acting as a partial agonist of the nicotinic alpha-7 receptor and regulating cAMP. Compounds in our PDE10 inhibitor program target the regulation of cAMP and cGMP and may be useful in the treatment of various neurological and psychiatric disorders.

•

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

•

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

OUR DRUG DEVELOPMENT PROGRAMS

Our drug development pipeline currently includes four programs (an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors and PDE10 inhibitors) with drug candidates in clinical and preclinical stages, and several other compounds with potential in our early stage pipeline. All of our drug candidates are small molecules designed for oral dosing. We currently do not have any drug candidates from the PDE10 program.

Our pipeline includes drug candidates in clinical development for the treatment of Alzheimer’s disease with the potential to treat other CNS disorders, including schizophrenia. Our preclinical development pipeline also includes drug candidates in development for Alzheimer’s disease, depression and schizophrenia.

Our compounds that we have designated as drug candidates are as follows:

Drug candidate	Mechanism	Target indication	Stage of development
MEM 1003	Neuronal L-type calcium channel modulator	Alzheimer’s disease	Phase 2a

MEM 3454	Nicotinic alpha-7 partial agonist	Alzheimer’s disease and/or Schizophrenia	Phase 2a (Alzheimer’s disease)

MEM 63908	Nicotinic alpha-7 partial agonist	Alzheimer’s disease and/or Schizophrenia	Preclinical

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase 1 completed

MEM 1917	PDE4 inhibitor	Alzheimer’s disease and/or Depression	Preclinical completed

Memory Programs and Drug Candidates

MEM 1003 for the treatment of Alzheimer’s disease and bipolar disorder

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

In July 2003 we completed dose-escalating, double-blind, placebo-controlled Phase 1a and 1b trials, known as our Phase 1a and 1b UK trials, with 125 healthy volunteers in the United Kingdom to evaluate the safety and tolerability profile resulting from single or multiple doses of MEM 1003. Over a dose range of up to 180 milligrams, given twice daily, which was the maximum dose tested, MEM 1003 was safe and generally well tolerated by both young and elderly (over age 55) volunteers.

In addition to testing safety, we assessed cognitive enhancement in 40 of the volunteers from our Phase 1b UK trial. Both young and elderly healthy volunteers were tested using the Cognitive Drug Research, or CDR, battery. In these tests, there were statistically significant positive effects on several of the cognitive measures of longer-term aspects of memory.

In September 2005, we completed a Phase 1b safety and tolerability study in patients with Alzheimer’s disease under a US Investigational New Drug (IND) application, known as our Phase 1b safety and tolerability study, to assist us in assessing the differences in the safety and tolerability profile of MEM 1003 in healthy volunteers and Alzheimer’s patients for purposes of designing the Phase 2a study. The Phase 1b safety and tolerability study was a single-center, randomized, double-blind, placebo-controlled clinical study and consisted of two segments, a double-blind dose escalation segment and a double-blind multiple dose treatment segment. In the first segment of the study MEM 1003 or placebo was administered to 49 patients two times on one day. Patients in this segment of the study were treated at escalating doses of MEM 1003 that reached 120 milligrams per dose two times per day. In the double-blind multiple dose treatment segment, 32 patients received 120 milligrams of MEM 1003 or placebo twice daily for a period of ten days. Vital signs such as heart rate, diastolic and systolic blood pressure both supine and standing were measured at various times during each segment of the study. During the second segment, cognitive function was measured using the CDR battery and the Alzheimer’s Disease Assessment Scale—cognitive subscale (ADAS-cog).

MEM 1003 was safe and generally well tolerated in the Phase 1b safety and tolerability study. The results of this study also indicated that 10 days of exposure to MEM 1003 did not result in a statistically significant increase or decrease in cognition.

We are currently conducting a Phase 2a multi-center, randomized, double-blind, placebo-controlled study, which commenced in November 2005, to evaluate the safety and efficacy of two dose levels of MEM 1003 in approximately 180 patients with mild to moderate Alzheimer’s disease under a US IND, known as our Phase 2a 1003 AD clinical trial. Patients participating in this Phase 2a 1003 AD clinical trial are randomized at enrollment into one of three treatment groups—30 milligrams of MEM 1003 twice a day, 90 milligrams of MEM 1003 twice a day or placebo twice a day. During the double-blind treatment segment of the study, patients receive MEM 1003 or placebo for a period of 12 weeks, which is followed by a four week single-blind placebo treatment. The primary outcome measure of the trial is a twelve-week change in patients’ Alzheimer’s Disease Assessment Scale—Cognitive Subscale (ADAS-cog). Secondary measures will assess changes in activities of daily living, behavior and global function.

We have experienced slower than anticipated enrollment for the Phase 2a 1003 AD trial. As a result, in July 2006, we amended the clinical trial protocol to expand the inclusion criteria for patients. We currently expect to report top-line results from the Phase 2a 1003 AD clinical trial in the fourth quarter of 2007.

We are funding the Phase 2a AD clinical trial for MEM 1003 ourselves. However, we are also exploring the potential for a collaboration for MEM 1003.

MEM 1003 for the treatment of bipolar disorder

In December 2005, we entered into a development agreement with SMRI, pursuant to which we recently completed a Phase 2a clinical trial of MEM 1003 in acute mania in bipolar disorder. The multi-center, double-blind, randomized, placebo-controlled study evaluated the safety and efficacy of MEM 1003 for the treatment of acute mania in bipolar disorder. Eighty-four subjects were randomized to receive MEM 1003 or placebo for a 21-day treatment period, which was followed by an optional open-label four-week treatment period. The primary outcome measure was a comparison of the percentage of subjects in the placebo and MEM 1003 treatment groups with at least 50% improvement from baseline in the Young Mania Rating Scale (YMRS) at 21 days. The secondary outcome measures were the mean change from baseline in the YMRS, the Modified Clinical Global Impression—Bipolar Scale and the Montgomery-Åsberg Depression Rating Scale at 21 days.

In March 2007 we announced that the primary and secondary outcome measures for this trial were not achieved and that MEM 1003 did not prove effective for the treatment of bipolar mania. Consistent with the results of our Phase 1 clinical trials, MEM 1003 was safe and generally well-tolerated in the study.

We are completing a full analysis of the data from this trial and do not, at this time, have plans to proceed with further clinical trials of this drug candidate in bipolar disorder.

Nicotinic Alpha-7 Agonist Program: MEM 3454 and MEM 63908

MEM 3454 and MEM 63908 are partial agonists of the nicotinic alpha-7 receptor that we are developing as potential therapies for Alzheimer’s disease and/or schizophrenia. An agonist is a molecule that binds to a receptor and mimics the action of the transmitter specific for that receptor. Partial agonists, on the other hand, do not typically result in the same desensitization. We have combined our knowledge of receptor action in the brain with our understanding of nicotinic alpha-7 receptors to develop partial agonists for this receptor.

Alzheimer’s disease

Among other pathological abnormalities, Alzheimer’s patients typically exhibit amyloid plaques, which are clumps of protein that form deposits around neurons. Preclinical data from several laboratories suggests that the amyloid protein from which these plaques are formed disrupts the function of the nicotinic alpha-7 receptor. We believe that as partial agonists of the nicotinic alpha-7 receptor, MEM 3454 and MEM 63908 could overcome or offset the effect of the amyloid protein and thereby be beneficial in the treatment of Alzheimer’s disease.

Substantial scientific evidence indicates that nicotinic alpha-7 receptor agonists could be highly effective in treating Alzheimer’s disease. First, nicotinic alpha-7 agonists are effective in many preclinical models of cognition. Second, nicotinic alpha-7 agonists have been shown to possess anti-inflammatory properties and could prevent the inflammatory response associated with Alzheimer’s disease. Third, beta-amyloid peptides, the presumed pathological agent in Alzheimer’s disease, preferentially block the function of nicotinic alpha-7 receptors, suggesting a specific link between the cognitive deficits associated with Alzheimer’s disease and the function of the nicotinic alpha-7 receptors. Finally, the neurons that appear to be most sensitive to Alzheimer’s disease are the same neurons that abundantly express nicotinic alpha-7 receptors, again indicating that the cognitive deficits associated with Alzheimer’s disease may result from a loss of nicotinic alpha-7 receptor function.

Schizophrenia

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

MEM 3454 for the treatment of Alzheimer’s disease and/or schizophrenia

In February 2006, we completed a Phase 1 clinical trial program for MEM 3454 in healthy volunteers under Clinical Trial Applications that we filed with Health Canada. The single-center Phase 1 program consisted of four segments: a double-blind, placebo-controlled study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 3454, which involved 56 healthy young male volunteers; a standard food interaction study, which involved 12 volunteers; a single ascending dose study, which involved 15 elderly volunteers; and a randomized, double-blind, placebo-controlled multiple ascending dose (MAD) study to investigate the safety, tolerability and pharmacokinetics of three doses of MEM 3454 (15 milligrams, 50 milligrams, and 150 milligrams once per day for 14 days), which involved 48 healthy young male and female volunteers. The MAD study included cognition testing using the CDR battery. Preliminary cognitive data from the MAD study of the Phase 1 clinical trial program demonstrated that a 15 milligram dose of MEM 3454, administered once daily for a period of 13 days, showed a statistically significant positive effect on the Quality of Episodic Secondary Memory (QESM), one of the study’s primary efficacy variables. QESM is a composite score derived from memory tests in the CDR battery that measure the efficiency with which study participants are able to remember words and pictures. This effect at 15 milligrams is consistent with our preclinical results for MEM 3454. The other doses administered in the study did not show a similarly statistically significant positive effect, although there was a trend toward efficacy at the 50 milligram dose. Other domains in the CDR battery measure other cognitive effects such as psychomotor speed and attention, and while trends toward improvement were also seen on these domains at 15 milligrams of MEM 3454, the results were not as substantial as those obtained for the QESM domain.

In March 2007, we commenced a Phase 2a multi-center, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability and cognitive effects of three dose levels of MEM 3454 in approximately 80 patients with mild to moderate Alzheimer’s disease under a US IND, known as our Phase 2a 3454 AD clinical trial. Subjects participating in this Phase 2a 3454 AD clinical trial are randomized at enrollment to receive 5 mg, 15 mg or 50 mg of MEM 3454 or placebo once daily for a period of eight weeks. The primary objective of the trial is to assess the effect of MEM 3454 using the QESM factor score from the CDR battery. Secondary objectives include assessing the safety, tolerability, and pharmacokinetics of multiple doses of MEM 3454 and the drug candidate’s effect on additional psychometric test items from the CDR battery and the ADAS-cog.

We expect to report top-line results from this trial in the fourth quarter of 2007.

MEM 3454 has also demonstrated efficacy in several preclinical animal models of schizophrenia. MEM 3454 generated positive results in preclinical models of antipsychotic drug action, including the animals’ ability to process information in a coordinated fashion. MEM 3454 has also demonstrated activity in multiple animal models of cognition. In addition, in a preclinical test administering MEM 3454 for seven days, there was no evidence of weight gain in the animal models.

Under our Amended and Restated 2003 Roche Agreement, Roche has the right to obtain an exclusive license for MEM 3454 following the completion of Phase 2a clinical trials for this drug candidate, by making payments to us upon our achievement of certain developmental milestones. If, at any point during the development of MEM 3454, Roche chose not to maintain its license option with respect to this drug candidate, we would not receive further milestone payments or other support from Roche for its continued development. Our Amended and Restated 2003 Roche Agreement is described in more detail in the section titled “Collaborations, Development Agreements and In-Licenses.”

MEM 63908 for the treatment of Alzheimer’s disease and/or schizophrenia

MEM 63908 is a partial agonist of the nicotinic alpha-7 receptor that we are developing as a potential treatment for Alzheimer’s disease and/or schizophrenia.

We have conducted behavior assays and animal tests to assess the effect of MEM 63908 on learning and memory. In these assays and tests, MEM 63908 improved learning and memory in healthy and aged cognitively impaired animals. MEM 63908 has also demonstrated a favorable profile in toxicological and safety studies. MEM 63908 was effective in a preclinical model of schizophrenia that measures sensory gating, or the ability of an animal to ignore extraneous cues from its environment. In addition, MEM 63908 was effective in a preclinical task that tests cognitive flexibility, a type of cognition that is impaired in schizophrenics.

Under our Amended and Restated 2003 Agreement with Roche, Roche has an exclusive license to MEM 63908. We are responsible for conducting Phase 1 clinical trials for this compound and plan to commence a Phase 1 clinical trial of MEM 63908 in the second half of 2007.

PDE4 Inhibitor Program: MEM 1414 and MEM 1917

Alzheimer’s disease

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

MEM 1414 for the treatment of Alzheimer’s disease

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

Drug Discovery Programs

In addition to our preclinical and clinical drug candidates, we continue to work on new targets and new chemistries. We are testing a number of compounds in vitro and in animal models for efficacy, safety and toxicity. Our drug development pipeline includes additional compounds that we are exploring for the treatment of Alzheimer’s disease, schizophrenia and depression. We intend to apply our expertise in the future to encompass a wider spectrum of neurological and psychiatric disorders by expanding the application of existing compounds and optimizing new compounds for these and other disorders such as vascular dementia, MCI, Parkinson’s disease, age associated cognitive decline, memory impairment from coronary artery bypass grafting, attention deficit hyperactivity disorder, chemotherapy-induced cognitive impairment, obsessive compulsive disorder and alcohol-induced cognitive impairment.

RESEARCH AND DEVELOPMENT

Our drug discovery programs are designed to yield effective and safe drug candidates. By performing benchmark safety and efficacy tests early in the process and only advancing the most promising drug candidates, we believe that we are able to accelerate the overall drug development timeline and provide higher quality drug candidates with reduced risk of failure in clinical trials. We strive to achieve a high level of productivity in our drug discovery and development programs in part through the close integration of our research group and clinical development group.

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

Animal model screening processes

We have developed a series of assays that act within progressively more complex and realistic biological environments in order to systematically evaluate potential drug candidates for their effect on memory and other cognitive functions. The process begins with cell-based assays performed in test tubes, which assist us in understanding the biochemical effect of compounds. Next, proprietary assays are used to measure electrical activity in brain slices of rats and mice. These sophisticated neurobehavioral assays allow us to determine the neurophysiological effect of compounds before using more complex and expensive animal models. Finally, we have developed animal behavior models, using both young and old rats and mice that allow us to assess different aspects and phases of long-term memory and cognition. We use naturally aged-impaired mice and rats for these studies, which we believe ensures a more realistic physiology than would be available in young animals with artificially-induced age characteristics. We believe that the animal models we have developed and employ enhance our ability to predict promising drug candidates on a more focused and informed basis.

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

We have two separate collaborations with Roche, one for the development of our PDE4 inhibitors, and the other for the development of our nicotinic alpha-7 agonists. We also have a collaboration with Amgen for the development of PDE10 inhibitors. In addition to our collaborations, we have a development agreement with SMRI, pursuant to which SMRI funded our Phase 2a trial of MEM 1003 as a treatment for bipolar disorder. In June 2001, we in-licensed our lead candidate for the treatment of Alzheimer’s disease, MEM 1003, from Bayer AG, or Bayer.

2002 Roche Agreement

In July 2002, we entered into an agreement with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor developed under the agreement, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. In addition, Roche provided us with research and development funding under this agreement, initially for a two-year period, which was extended in August 2004 for an additional two years. In February 2006, in connection with an amendment to our 2003 Roche Agreement described below, we amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration.

Roche has paid us a total of approximately $26.0 million through December 31, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million, and milestone payments totaling $4.0 million.

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

Under our 2002 Roche Agreement, as amended, if Roche decides to offer to a third party a right to co-promote any product covered by the agreement (not including MEM 1414 and MEM 1917 products), Roche will be obligated to first offer this co-promotion opportunity to us. Our co-promotion option will terminate in the event of our change of control. Under the terms of amendments to the agreement in August 2005 and February 2006, if Roche exercises its license option with respect to MEM 1414 and/or MEM 1917, we will have co-promotion rights, which are assignable with Roche’s prior written consent, in (i) the US or (ii) in the US and the European Union, subject to our fulfillment of certain conditions, including contributing a percentage of Phase 3 actual global development costs. In such case, Roche shall be relieved of its obligation to pay us royalties for sales of that drug candidate in the applicable co-promotion territory during the co-promotion term. The co-promotion term for any drug candidate that Roche licenses from us will be ten years from the first commercialization of that drug candidate in the US and if we exercise our co-promotion right in the US; the co-promotion term in the EU, if applicable, will be ten years from the first commercialization of that drug candidate in the EU, unless, in either case, earlier terminated by us under certain circumstances. If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize either MEM 1414 and/or MEM 1917 and we do not exercise our co-promotion right, if any, with respect to either MEM 1414 or MEM 1917 or we do not enter into a co-promotion agreement with Roche, then Roche will have the sole right to commercialize that drug candidate.

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

Amended and Restated 2003 Roche collaboration

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of neurological and psychiatric indications and potentially other indications. We refer to this agreement as the original 2003 Roche Agreement. This agreement was amended and restated on February 27, 2006 and, unless otherwise noted, the agreement, as amended and restated, is described in this section. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Roche maintains this license option by paying pre-specified license rights maintenance fees to us in the form of milestone payments.

Under the terms of the Amended and Restated 2003 Roche Agreement, we are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds being developed under a predefined research workplan. We are responsible for conducting Phase 1 clinical trials for such compounds and Roche is responsible for development from Phase 2a onwards and for commercialization. In 2006, we received an aggregate of $1.8 million of research and development funding from Roche under this agreement. We will receive an aggregate of approximately $2.3 million (based on 1 USD: 1.31 CHF) in research and development funding in 2007.

Under the Amended and Restated 2003 Roche Agreement, Roche has paid us a total of $31.8 million through December 31, 2006, comprised of an upfront license fee of $10.0 million, research and development funding of $7.8 million, milestone payments of $4.0 million and an equity investment. In the equity investment, Roche purchased shares of our series Roche preferred stock for an aggregate of $10.0 million (which converted into 925,926 shares of common stock on the closing date of our initial public offering), and received a warrant to purchase 115,740 shares of common stock at an exercise price of $12.96 per share.

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

Under the terms of the agreement, we received a $5.0 million upfront fee in November 2005 and are receiving research and development funding as well. Together with Amgen, we are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. We received $3.3 million in research and development funding in the first year of the research collaboration and, subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration.

Amgen is also obligated to make milestone payments to us for the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. In October 2006, we received a milestone payment of $2.0 million from Amgen for preclinical work on PDE10 inhibitors, which satisfied a set of criteria that was predefined by Amgen.

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

The Stanley Medical Research Institute Development Agreement

On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia. Under the terms of the development agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. On November 29, 2006, we received a milestone payment of $960,000. On February 23, 2007, we received an additional milestone payment of $640,000. We are eligible to receive the final milestone payment of $640,000 if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, then we will be required to refund to SMRI the $1.6 million in milestone payments advanced by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial in bipolar disorder by December 31, 2007, although we do not expect there to be any refunds.

In March 2007, we announced top-line results from the multi-center, double-blind, randomized, placebo-controlled study of MEM 1003 for the treatment of acute mania in bipolar disorder that was funded by SMRI. The primary and secondary outcome measures for this trial were not achieved and MEM 1003 did not prove effective for the treatment of bipolar mania. We are completing a full analysis of the data from this trial and do not, at this time, have plans to proceed with further clinical trials of this drug candidate in bipolar disorder.

SMRI may terminate the development agreement in specified circumstances, including (i) if it believes that reasonable progress is not occurring in accordance with the development plan, or (ii) if we enter into a strategic alliance covering MEM 1003. We may terminate the development agreement if we enter into a strategic alliance covering MEM 1003 or if we transfer or sell all or substantially all of our business to which the development agreement relates. In the event that we terminate the development agreement, certain of SMRI’s rights under the development agreement will survive.

Bayer AG In-license

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how related to MEM 1003 for the treatment of human peripheral and CNS-related disorders. We have also exercised an option to acquire a non-exclusive, world-wide license to certain Bayer patents and know-how relating to certain controlled release formulations developed for Bayer for an unrelated product. Under the agreement, we must use commercially reasonable efforts to develop products using the compound covered by this agreement and to commercialize those products in the US, Japan and four countries of the European Union to be selected by us. Bayer is under no obligation to provide us with any assistance in the development and commercialization of products covered by the agreement.

Under the license agreement, we made an upfront payment of $250,000 to Bayer as well as milestone payments of $750,000 upon the initiation of Phase 1 clinical trials and $1.0 million upon the commencement of the Phase 2a AD clinical trial for MEM 1003. We are required to make additional payments of up to $18.0 million upon the achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee. Royalty payment obligations will end on a country by country basis upon the expiration of the last patent rights in a given country or after ten years from the first commercial sale of a product covered by the license agreement in a given country, whichever is longer.

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

INTELLECTUAL PROPERTY

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our product candidates as well as uses of new chemical entities in the treatment of CNS disorders. In total, as of March 12, 2007, we owned or licensed from Bayer nine issued US patents, 49 pending US patent applications, 122 issued foreign patents and 344 pending foreign patent applications.

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

MEM 1003

As a result of our in-licensing agreement with Bayer, we have rights to several patents and patent applications, including five issued US patents, four pending US patent applications, 110 issued foreign patents, and 29 pending foreign patent applications relating to MEM 1003. Issued patents from the US, Germany, France, Italy, Great Britain and Spain, the largest markets in which patents covered by the Bayer agreement have been issued, expire in late 2014 through 2015, although they are eligible for patent term extensions of up to five years.

PDE4 inhibitors

We have four issued US patents, 21 pending patent applications in the US, eleven issued foreign patents, and 168 pending foreign patent applications for both chemistries and research tools relating to our PDE4 inhibitors, including MEM 1414 and MEM 1917. We have identified four different classes of chemical compounds that act as PDE4 inhibitors. Three issued patents and several pending applications include claims relating to compounds as well as the methods of manufacturing and using them. One issued US patent and several pending patent applications are related to research tools associated with materials and methods useful for screening relating to PDE4.

Nicotinic alpha-7 agonists

We have 11 pending US patent applications, one issued foreign patent and 124 pending foreign patent applications for both chemistries and research tools relating to our nicotinic alpha-7 partial agonists, including MEM 3454 and MEM 63908. Our patent applications relate to five classes of nicotinic alpha-7 partial agonists as well as related research tools including genes and methods useful for screening.

PDE10 inhibitors

We have 10 pending US patent applications and 21 pending foreign patent applications for both chemistries and research tools relating to our PDE10 inhibitors. Our patent applications relate to multiple classes of PDE10 inhibitors as well as related research tools including genes and methods useful for screening.

General research tools

We have three pending patent applications in the US and two pending foreign patent applications relating to our general research tools. These patent applications relate to research tools, including methods and genes, which are applicable to different programs.

COMPETITION

The development and commercialization of new drugs and drug delivery technologies is highly competitive. We and/or our collaborators will face competition with respect to many of our products developed or commercialized in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors possess greater financial, managerial, scientific and technical resources and have longer operating histories and established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs, technologies and methods of preventing the incidence of disease, such as vaccines, are constantly occurring in the pharmaceutical industry. These developments may render our drug candidates or technologies obsolete or non-competitive.

Therapies for the treatment of Alzheimer’s disease, schizophrenia and depression have been available for a number of years. However, many of the approved drugs for these diseases appear to have limited efficacy in the overall patient population and can produce significant side effects, leading to poor tolerability and low patient compliance. In addition, in the case of Alzheimer’s disease, these therapies may lose their effectiveness over time.

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

There are a number of antipsychotic drugs that have been approved for use in the treatment of schizophrenia. While the atypical antipsychotics have proven effective in treating some symptoms of schizophrenia, many produce a variety of adverse side effects, including weight gain that can lead to poor tolerability and low patient compliance and none of the approved therapies provides permanent remission or cure or addresses all of the debilitating symptoms of the disease. Zyprexa (Eli Lilly) is the market leader with US sales of over $1 billion in 2005. Our potential products for the treatment of schizophrenia may compete with products marketed by companies such as Eli Lilly, Johnson & Johnson, AstraZeneca, BMS and Pfizer.

Antidepressants and mood stabilizers have combined worldwide sales of $19.8 billion in 2005. Our potential products for the treatment of depression may compete with currently approved tricyclic antidepressants, SSRI’s and MAO inhibitors from the major pharmaceutical companies. None of these currently approved products has been shown to address the cognitive disorders associated with depression.

We are aware that there are many drugs under development by both large pharmaceutical companies and small biotechnology companies for Alzheimer’s disease, schizophrenia and depression. Many of these entities have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and the regulatory approval process. Many companies also have substantially greater resources and are developing or using technologies that may be competitive with our products and technologies.

We believe that our ability to successfully position ourselves within this competitive environment will depend on, among other things:

•	efficacy, safety, tolerability and reliability of our drug candidates;

•	the speed at which we or our collaborators develop drug candidates;

•	completion of clinical development and laboratory testing of our drug candidates;

•	timing and scope of regulatory approval of our drug candidates;

•	our or our collaborators’ ability to manufacture and sell commercial quantities of approved products in the market;

•	product acceptance by physicians and other health care providers;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	availability of capital resources to fund development and commercialization activities by us and our collaborators.

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

US regulatory approval

In the US, drugs and drug testing are regulated by the Food and Drug Administration (FDA), as well as state and local government authorities. Under the Federal Food, Drug, and Cosmetic Act, before our products may be marketed in the US, we must generally complete the following activities

•	preclinical laboratory and animal tests performed under the FDA’s Good Laboratory Practices regulations;

•	submission and acceptance of an IND application, which must become effective before clinical trials may begin in the US;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate in our intended use;

•	development of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices (GMPs); and

•	FDA review and approval of a New Drug Application (NDA) prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. In addition, final regulatory approval and/or the speed of regulatory approval may depend on conditions and events prevailing in the pharmaceutical industry that are outside our control.

Preclinical tests

Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety, toxicity and efficacy of the drug candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the drug candidate, are submitted to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA or other application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies the FDA may not permit clinical testing to begin.

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

Clinical trials

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase 1: The drug candidate is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•

Phase 2: The drug candidate is introduced into a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.

•

Phase 3: These are commonly referred to as pivotal studies. If a drug candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical study sites.

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our drug candidates within any specific time period, if at all. Clinical testing must meet requirements for IRB oversight, informed consent and good clinical practices. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

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

Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and if not will issue a refuse to file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. These timing commitments will vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification, or by other amendments the applicant makes to a pending NDA. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Manufacturing and post-marketing requirements

If approved, a drug may only be marketed in the dosage forms and for the indications approved in the NDA. Special requirements also apply to any drug samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA periodically, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, recall of a product, injunctive action or possible civil or criminal penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for the manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with GMP or other FDA requirements applicable to our products may subject us to sanctions and could result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal or suspension of marketing approvals.

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

In common with the US, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. These controls are now largely harmonized within the European Union, but variations in the national regimes exist. All member states currently require regulatory and IRB approval of interventional clinical trials. Most European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

Under European Union regulatory systems, marketing approval of new medicinal products can be obtained through one of two processes:

Centralized procedure. The centralized procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” Under this procedure, an application is submitted to the European Medicines Agency and if the application is approved, the European Commission grants a single marketing authorization that is valid for all European Union member states.

Mutual recognition or decentralized procedure. Under these procedures, the applicant submits an application in European Union member states of its choosing and selects one of these to act as the reference member state, or RMS. If the applicant already holds a national approval, it may request that the relevant national authority acts as its RMS. In either case the RMS prepares an assessment report and circulates this to the other concerned European Union member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to raise objections or grant approval. The mutual recognition/decentralized procedures result in separate national marketing authorizations in the RMS and each other concerned member state.

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

MANUFACTURING

In general, our strategy is to produce small quantities (up to gram scale) of our compounds for preclinical testing and to contract with third parties for manufacturing of larger quantities. All of our compounds are small molecules, generally require no special manufacturing processes and use relatively accessible raw materials. Due to their relative ease of manufacture, we can choose among several suppliers. We currently outsource the production of MEM 1003, MEM 3454 and MEM 63908 to third parties. Under the Amended and Restated 2003 Roche Agreement, we are responsible for the clinical supply of MEM 3454, through Phase 2a or beyond if Roche does not exercise its option to license MEM 3454, and MEM 63908, through Phase 1. We are also responsible for the production of the clinical supply of MEM 1414 and MEM 1917, and should we require quantities above those already produced by Roche, we would outsource production to a third party. Under the 2005 Amgen Agreement, Amgen is responsible for supplying all PDE10 inhibitor compounds for preclinical and clinical testing.

EMPLOYEES

As of December 31, 2006, we had 61 full-time employees. Of our workforce, 46 employees are engaged in research and development and 15 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses were $33.8 million in 2006, $33.7 million in 2005, and $27.0 million in 2004.

CORPORATE INFORMATION

We were incorporated on March 19, 1997 in the state of Delaware. Our website address is www.memorypharma.com.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.memorypharma.com under the “Investors—SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (SEC). These filings are also available on the SEC website at http://www.sec.gov.

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

We began operations in 1998 and have a limited operating history upon which you can evaluate our current business and our prospects. We have incurred substantial and increasing operating losses in each year since inception, and we may never achieve profitability. As of December 31, 2006, we had an accumulated deficit of approximately $183.2 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock on April 8, 2004, the closing date of our initial public offering. We expect to incur substantial net losses for the foreseeable future as we significantly expand our clinical trial activity, increase the number of our development programs, and potentially in-license and acquire technologies. As a result, we will need to generate significant revenue or obtain external financing to pay these costs. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, payments for research and development services and other payments required to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations into the second half of 2008. We will, therefore, need to raise additional equity or other financing to finance our future requirements. We may not be able to obtain additional financing on acceptable terms or at all. Our ability to raise additional funds and the terms on which we receive those funds will depend on financial, economic and market conditions, our clinical events and other factors, many of which are beyond our control.

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

Our future capital requirements will depend on many factors, including:

•	the number of compounds and drug candidates that we advance through the development process;

•	the funding from our collaborations with Roche and Amgen;

•	whether we are able to enter into a collaboration with regard to MEM 1003 and the terms of any such collaboration;

•	the scope and results of our and our collaborators’ clinical trials;

•	potential in-licensing or acquisition of other compounds or technologies;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the availability of third parties, and the cost, to manufacture supply of our drug candidates for preclinical and clinical testing;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	the cost of commercialization activities, including product marketing, sales and distribution.

In addition, if we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may have to obtain capital through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done.

Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. If we raise additional capital by issuing equity securities, our then existing stockholders may experience significant dilution. If we raise additional capital through debt financing, we may be subject to restrictive covenants that could limit our flexibility in conducting future business activities.

Our drug candidates and programs are novel and in the early stages of development. As a result, it is difficult to predict accurately if and when we will achieve the development goals we establish for these drug candidates and programs. Our failure to achieve our development goals could adversely affect our business and our stock price.

We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. Our current drug candidates, including MEM 1003, our most clinically advanced drug candidate, are at an early stage of development and will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. Our drug discovery and development methods are unproven and may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. In addition, because we have limited resources, we are focusing on targets, compounds and indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other targets, compounds and indications.

From time to time, we may establish and announce certain development goals for our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. Although we have announced development goal timelines for the completion of our Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease and our Phase 2a AD clinical trial of MEM 1003, we cannot assure you that we will be able to achieve these development goals on the time schedules that we have planned. For example, our Phase 2a AD clinical trial of MEM 1003 has experienced significant delays due to slower than expected patient enrollment and, as a result, we have, in the past, had to adjust our timelines for the completion of this trial. In addition, our clinical development programs are subject to the risk of failure inherent in the development of new drugs and our clinical trials may not demonstrate the safety, tolerability and effectiveness of our drug candidates. For example, following a Phase 2a clinical trial of MEM 1003 in acute mania in bipolar disorder, we announced, in March 2007, that MEM 1003 did not meet the primary or secondary endpoints of this trial. Our failure to achieve our development goals could adversely affect our business and our stock price.

The diseases we are targeting are poorly understood, which increases our chances of failure.

Our drug development programs target a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, and also include certain psychiatric disorders such as schizophrenia, bipolar disorder and depression. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs or candidates may not prove effective, as occurred in the Phase 2a clinical trial of MEM 1003 for acute mania in bipolar disorder.

Our preclinical and clinical testing results may not be predictive of future trial results and may not be sufficient to support regulatory approval of future clinical trials. If subsequent study or trial results are unfavorable or insufficient, we may be forced to stop developing drug candidates that we currently believe are important to our future.

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of safety and efficacy. We have invested in and continue to invest substantial resources in this capability. However, our drug candidates are at an early stage of development and only two drug candidates have progressed into Phase 2a clinical trials. As a result, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, early stage clinical trials may not be predictive of future trial results. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and success in early phase trials may not be indicative of results in a large number of patients or long-term efficacy. For example, while the preliminary cognitive data from the MAD study of MEM 3454 demonstrated a statistically significant positive effect on one of the primary efficacy variables of that study at a certain dose level, we cannot assure you that future clinical trials of MEM 3454 will demonstrate similar results. Furthermore, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA or by similar agencies in other countries.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain products in order to focus our resources on more promising products. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that drug candidate. For each of our programs being developed under a collaboration agreement, we develop multiple drug candidates for the same class of compounds and for the same indication. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety, tolerability and efficacy traits despite having progressed through preclinical or initial clinical testing.

If we are unable to secure the requisite approvals for our drug candidates, we may not be able to proceed with our planned clinical trials, or if we experience significant delays in our clinical trials, we may incur additional costs in connection with conducting such trials.

Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive clinical trials to demonstrate their safety, tolerability and efficacy in humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include IRB, or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND. In connection with obtaining and maintaining an IND, we or our collaborators may be required to provide the FDA with supplementary information regarding our preclinical testing of these drug candidates and the clinical trials conducted in foreign countries. We cannot assure you that we will be able to satisfactorily address any concerns the FDA may have. If we are unable to satisfy the FDA with respect to a certain drug candidate, we may be prevented from proceeding with the development of that drug candidate in the US. Or alternatively, if the FDA approval process is lengthier than what we anticipate, our schedule for commencing clinical trials may be delayed as we respond to FDA inquiries and we may incur additional costs associated with such delays. For example, in May 2006, we submitted an IND for a proposed Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease, which we subsequently withdrew based on certain feedback from the FDA concerning the potential for impurities in the clinical material that we proposed for use in the Phase 2a trial. In September 2006, we filed a new IND for this proposed clinical trial and, in October 2006, the FDA placed the trial on clinical hold, seeking clarification of the changes and additions that we made to the IND from the first submission. We responded to the FDA in November 2006 and in December 2006, the FDA completed its review of the IND and released the clinical hold on the development of this drug candidate. Although we were ultimately able to secure the FDA’s approval of the IND for this drug candidate, the clinical hold caused a significant delay in the timing of this trial, which resulted in certain additional costs with respect to the trial. In addition, we cannot assure you that we will be able to satisfy the FDA with respect to other drug candidates in the future.

It takes years to complete the testing of a drug candidate, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

•	any preclinical test or clinical trial may fail to produce safety, tolerability and efficacy results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•

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

•	the FDA or foreign regulatory authority could impose conditions on the scope or design of a clinical trial;

•

the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

•	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or in revising a clinical trial protocol after the clinical trial has commenced;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•

we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

•	our clinical trials may not demonstrate the safety, tolerability and efficacy of our drug candidates or result in marketable products; and

•

we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials either due to the amount of time required to manufacture a sufficient supply for larger clinical trials or as a result of manufacturing or quality assurance issues.

In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect our ability to complete a clinical trial in the time frame we have planned, its validity or statistical significance and its cost. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the inclusion criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment is particularly challenging for clinical trials that involve patients with Alzheimer’s disease. In our Phase 2a AD clinical trial for MEM 1003 that we commenced in November 2005, we anticipate dosing up to approximately 180 patients with Alzheimer’s disease at multiple centers across the US. However, as with our Phase 1b safety and tolerability study for MEM 1003, we have experienced slower than anticipated enrollment in the Phase 2a AD clinical trial. As a result, over the course of this trial, we have had to take steps to improve enrollment and extend the time schedule for this trial, all of which have resulted in increased costs. Although we now expect to report top-line results from the Phase 2a AD clinical trial in the fourth quarter of 2007, our ability to achieve this goal depends on, among other factors, maintaining our current rate of patient enrollment. We cannot assure you that we will be successful in completing the Phase 2a AD clinical trial on the revised time schedule that we have planned.

We cannot assure you that our clinical trials will commence, proceed or be completed on schedule. Delays in securing the required approvals or in enrolling patients for a clinical study could result in increased costs, program delays or both, which could have a harmful effect on our ability to develop products. In addition, delays in completing our clinical trials or the rejection of data from a clinical trial by regulatory authorities will result in increased development costs and could have a material adverse effect on the development of our drug candidates.

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced drug candidate.

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. Although we have entered into three collaborations to date, each for a program which was, at that time, still in the preclinical stage of development, we face significant competition in attracting appropriate collaborators, as a result, it may be difficult for us to find third parties that are willing to enter into collaborations for our other development programs or programs at an early stage. In addition, collaborations are complex and require a significant amount of resources and time to negotiate and maintain. If we are not able to enter into additional collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for these programs, at our own expense. If we do enter into other collaborations or arrangements for our other programs, we may not accurately assess the commercial potential or target market for a program and may relinquish valuable rights to that program.

With the exception of our Phase 2a bipolar disorder clinical trial, we have funded our MEM 1003 program on our own and, as part of that program, are currently funding a multi-center Phase 2a AD clinical trial for MEM 1003, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of the Phase 2a AD clinical trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.

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

Under our collaboration agreements, our collaboration partners’ termination rights include the ability to terminate the collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. In addition, under our Amended and Restated 2003 Roche Agreement, Roche has the right to obtain an exclusive license for MEM 3454 following the completion of Phase 2a clinical trials by making payments to us upon our achievement of certain developmental milestones. If Roche does not exercise its option to an exclusive license to MEM 3454 or if after acquiring the license Roche terminates development of MEM 3454 before it is commercialized, we would not receive further milestone payments or be eligible for royalties with respect to MEM 3454. Our 2005 Amgen Agreement provides that upon the occurrence of certain events, including a change of control (which, under certain circumstances, could be triggered by a sale of 20% of our shares to certain pharmaceutical or biotechnology entities), certain rights and obligations under that agreement terminate (subject to reinstatement in certain cases), including our right to participate in the collaboration and Amgen’s obligations to fund our research and development and to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors. If Roche, Amgen or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates being developed under those collaborations would be significantly delayed or halted and our ability to realize milestone payments and royalty revenue would be adversely affected.

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

•

our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products;

•

our collaborators may not properly maintain or defend our intellectual property rights or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•

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

•

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

Our secured loan agreement contains various covenants that may restrict our business and financing activities.

On March 16, 2007, we entered into a $10.0 million loan and security agreement with Hercules Technology Growth Capital, a third party lender. Loans under the agreement are secured by substantially all of our assets, other than our intellectual property rights. The agreement contains covenants that, among other things, restrict our ability to:

•	incur indebtedness;

•	pay cash dividends on our capital stock;

•	repurchase or redeem our capital stock;

•	make certain types of investments;

•	create liens;

•	use assets as security in other transactions;

•	sell certain assets; and

•	enter into certain transactions with our employees, officers or directors.

These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we will need to raise additional equity or other financing to finance our future requirements. However, due to the restrictive nature of these covenants, we may not be able to obtain additional financing on acceptable terms, or at all. In addition, any failure to comply with these restrictions or our other covenants contained in the agreement may restrict our ability to borrow additional funds under the agreement and result in an event of default. Such default may allow the lender to accelerate the maturity of our obligations under the agreement. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. If we cannot repay all amounts that we have borrowed under the agreement, our lender could proceed against our pledged assets. In addition, our default could give the lender the right to terminate any commitments that it has made to provide us with additional funds.

We face intense competition in the development and commercialization of our drug candidates.

The development and commercialization of new drugs is highly competitive. There are a number of companies that focus on the CNS disease markets and the targets that we are addressing. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Additionally, various large pharmaceutical and biotechnology companies, universities and public agencies are developing and using technologies to address the treatment of cognitive disorders. Many of our competitors possess greater financial, managerial, scientific and technical resources than we do and have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs and technologies and methods of preventing the incidence of disease, such as vaccines, are constantly occurring in the pharmaceutical industry. These developments could render our drug candidates obsolete or noncompetitive. We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s disease, schizophrenia and depression.

We depend on our key scientific and other key personnel and have experienced turnover in our key senior management. If we are not able to retain our key scientific and other key personnel or recruit additional scientific and technical personnel, our business will suffer.

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

If our preclinical and clinical investigators, third-party contract research organizations and consultants do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct our preclinical testing or clinical trials independently and have limited experience in conducting clinical trials. In addition to our collaborators, we rely and will continue to rely on preclinical and clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. From time to time, preclinical and clinical investigators, third-party contract research organizations and consultants have not performed in a manner that we believed was acceptable or timely. In each case we have discussed and resolved these issues with the vendor, and none of these issues have led to a material delay or other material adverse effect on our preclinical testing or clinical trials. The investigators we use for our clinical trials are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner. The failure of any vendor to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements or preclinical testing or clinical trial protocol, could cause a delay or other material adverse effect on our preclinical testing, clinical trials and ultimately on the timely advancement of our development programs.

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

We have no manufacturing experience, and we currently lack the resources and capability to develop formulations and manufacture any of our drug candidates on a clinical or commercial scale. We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development, and we do not currently intend to do so in the foreseeable future. As a result, we are dependent on third parties, including our collaboration partners, for the formulation and manufacture of clinical and commercial scale quantities of our drug candidates. If we or our collaborators are unable to secure an adequate supply of our compounds under development, or if the third parties we contract with are unable to develop effective formulations or to timely manufacture our drug candidates for our clinical trials in accordance with our specifications and timely deliver the drug candidates to the appropriate clinical trial sites, we may encounter delays in our clinical trials. Although we believe that there is an adequate number of suppliers for compounds such as ours, we could experience a shortage of suppliers, or an interruption in supply if a supplier relationship were terminated, that could have an adverse effect on our or our collaborators’ ability to supply products. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner.

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

If we or our collaborators obtain marketing approval for a product, that product, along with the associated manufacturing processes, any post-approval clinical data and the advertising and promotional activities for the product will be subject to continual regulatory requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other restrictive conditions of approval. Furthermore, any approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, supplier processes, or failure to comply with regulatory requirements, may result in:

•	product recalls;

•	revocation of previously granted approvals;

•	the need to conduct additional clinical trials; and

•	fines and other censures.

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

Risks Relating to our Common Stock

Our executive officers, directors and their affiliates have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 15, 2007, our executive officers, directors and their affiliates beneficially owned shares representing approximately 34.9% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

If we do not maintain effectiveness of the registration statement covering the resale of the shares issued in the 2006 private placement, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the securities purchase agreement in connection with our 2006 private placement require us to pay certain liquidated damages to the purchasers in the private placement in the event that the registration statement does not become effective or effectiveness is not maintained through December 18, 2009. The only exception is our right, without incurring liquidated damages, to suspend the use of the registration statement for 90 days (which may be non-consecutive) in any 12-month period. Subject to this exception, for each 30-day period or portion thereof when the registration statement is not effective, we are obligated to pay to each purchaser an amount in cash equal to 1.0% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that purchaser. These amounts could be material. If we are unable to maintain the effectiveness of our registration statement relating to the 2006 private placement until December 18, 2009, the amounts we would be required to pay could materially adversely affect our financial condition.

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements regarding the results of preclinical tests or clinical studies involving our drug candidates;

•	disputes, modifications, terminations or other developments regarding our collaborations;

•	announcements regarding new collaborations or changes to current collaborations;

•	announcements regarding technological innovations or new products by us, our collaboration partners or our competitors;

•	changes in the market valuations of similar companies;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•

developments relating to patents and other intellectual property rights, including disputes with licensors or other third parties, litigation matters and our ability to obtain patent protection for our chemical compounds or technologies;

•	FDA or international regulatory actions;

•	additions to or departures of our key personnel;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by, or expectations of securities analysts; and

•	sales of our common stock.

In addition, public companies in general and companies listed on The Nasdaq Global Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and other life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

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

Provisions of our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions include:

•	a classified Board of Directors;

•	limitations on the removal of directors;

•	limitations on stockholder proposals at meetings of stockholders;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2004 and in our PIPE financings in 2005 and in 2006 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease approximately 66,200 square feet of laboratory and office space in Montvale, New Jersey. Our lease will expire in 2014 if not renewed. We occupy approximately 54,700 square feet of this space, with approximately 46,500 square feet used for research and development activities and approximately 8,200 square feet used for general administrative purposes. In 2004, we built out and expanded into an additional 17,400 square feet for research and development purposes. An additional 11,500 square feet are available to us for future expansion.

Item 3. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 18, 2006, we held a Special Meeting of Stockholders. Holders of an aggregate of 41,621,406 shares of our common stock at the close of business on November 10, 2006 were entitled to vote at the meeting, of which 23,154,025 shares were present in person or represented by proxy. At the Special Meeting, our stockholders voted as follows:

Proposal One. To approve the issuance of 3,261,220 shares of our common stock to certain institutional investors pursuant to our Securities Purchase Agreement, dated October 5, 2006, among the Company and the purchasers parties thereto.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	22,653,075	460,409	40,541

Accordingly, the proposal was approved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market under the symbol MEMY since our initial public offering on April 5, 2004. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$2.97	$0.89
Third Quarter	1.38	0.80
Second Quarter	2.81	1.01
First Quarter	2.87	2.11

Year Ended December 31, 2005:
Fourth Quarter	$3.25	$1.91
Third Quarter	4.49	1.75
Second Quarter	4.70	1.80
First Quarter	5.72	3.92

As of March 15, 2007, we had approximately 233 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Purchases of Equity Securities by Our Company and Affiliates

Not applicable.

Unregistered Sales of Equity Securities

On March 16, 2007, we entered into a $10.0 million term loan (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. In conjunction with the Loan Agreement, we issued to Hercules a five-year warrant (the “Warrant”) to purchase 598,086 shares of our common stock at an exercise price per share of $2.09, which was the volume-weighted average of the closing prices for our common stock for the eight days preceding the closing of the Loan Agreement. The Warrant was issued in reliance upon an exemption from the registration requirements set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder and was sold without general solicitation or advertising.

Performance Graph

The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from April 5, 2004 through December 31, 2006 of an initial investment of $100 invested in (a) Memory Pharmaceuticals’ common stock, (b) the Total Return Index for the Nasdaq Composite Index and (c) the Research Data Group (RDG) Microcap Biotechnology Index. Total Return Index values are prepared by the Research Data Group. The stock price performance is not included to forecast or indicate future price performance.

	Memory Pharmaceuticals Corp.	Nasdaq Composite	RDG Microcap Biotechnology Index
April 5, 2004	$100.00	$100.00	$100.00
December 31, 2004	$75.99	$109.09	$79.73
December 31, 2005	$32.57	$112.29	$52.61
December 31, 2006	$34.86	$127.69	$43.21

Item 6. Selected Financial Data.

The following selected data has been derived from our audited financial statements, including the Balance Sheets at December 31, 2006 and 2005 and the related statements of operations for the three years ended December 31, 2006 and related notes appearing elsewhere in this report. The Statements of Operations data for the years ended December 31, 2003 and 2002 and the Balance Sheets data as of December 31, 2004, 2003, and 2002 are derived from our audited financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$9,322	$11,111	$9,780	$7,618	$1,183
Research and development expenses	33,800	33,684	26,975	22,626	21,951
General and administrative expenses	8,444	8,443	7,393	7,111	4,489
Interest income / (expense), net	1,674	755	243	(3)	115
Net loss	(31,107)	(31,686)	(24,096)	(21,786)	(25,163)
Redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	—	—	2,022	7,493	5,889
Net loss attributable to common stockholders	(31,107)	(31,686)	(26,118)	(29,279)	(31,052)
Basic and diluted net loss per share of common stock	(0.70)	(1.20)	(1.67)	(30.07)	(48.10)
Weighted average shares outstanding—basic and diluted	44,334,129	26,350,193	15,605,985	973,637	645,615

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities	$51,323	$44,079	$41,096	$30,107	$29,474
Working capital	38,255	31,943	28,740	21,038	22,761
Total assets	60,642	56,313	53,397	43,434	39,797
Equipment notes payable	1,089	2,392	3,520	3,787	3,986
Accumulated deficit	(183,227)	(152,120)	(120,434)	(94,316)	(65,037)
Total stockholders’ equity / (deficit)	23,202	20,951	27,442	(89,457)	(64,556)

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

We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. Under our 2002 Roche Agreement for the development of PDE4 inhibitors, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In February 2006, in connection with an amendment to the 2003 Roche Agreement, we amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, the two named drug candidates under that agreement, following Roche’s earlier decision not to pursue further clinical development of these candidates. Roche has paid us a total of $26.0 million through December 31, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million, and milestone payments totaling $4.0 million.

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists. In February 2006, we amended and restated the original 2003 Roche Agreement. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this candidate. Roche maintains this license option by paying pre-specified license rights maintenance fees to us in the form of milestone payments. To date, Roche has made milestone payments to us of $4.0 million based on our achievement of criteria that were predefined by Roche. We received an aggregate of $1.8 million of research and development funding in 2006. We will receive an aggregate of approximately $2.3 million in research and development funding in 2007. Under the Amended and Restated 2003 Roche Agreement, Roche has paid us a total of $31.8 million through December 31, 2006, comprised of an upfront license fee of $10.0 million, research and development funding of $7.8 million, milestone payments of $4.0 million and an equity investment. In the equity investment, Roche purchased shares of our series Roche preferred stock for an aggregate of $10.0 million (which converted into 925,926 shares of common stock on the closing date of our initial public offering), and received a warrant to purchase 115,740 shares of common stock at an exercise price of $12.96 per share.

On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we are conducting a collaborative preclinical research program with Amgen relating to PDE10 inhibitors for a two-year period in accordance with a predefined research work plan. We received $3.3 million in research and development funding in the first year of the research collaboration and, subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. On October 11, 2006, we received a $2.0 million milestone payment that was triggered by preclinical work on PDE10 inhibitors, which satisfied a set of criteria that was predefined by Amgen. Amgen has paid us a total of approximately $11.1 million through December 31, 2006, comprised of a $5.0 million upfront fee, $4.1 million in research and development funding and a $2.0 million milestone payment. For the year ended December 31, 2006, we recognized revenue of $6.4 million under this agreement.

On December 20, 2005, we entered into a development agreement with SMRI for the development of MEM 1003 as a treatment for bipolar disorder or schizophrenia, under which we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010. On November 29, 2006, we received a milestone payment of $960,000. On February 23, 2007, we received an additional milestone payment of $640,000. We are eligible to receive the final milestone payment of $640,000 if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, then we will be required to refund to SMRI the $1.6 million in milestone payments advanced by SMRI as of that date. In addition, we are required to refund to SMRI any milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial in bipolar disorder by December 31, 2007, although we do not expect there to be any refunds.

In March 2007, we announced top-line results from the multi-center, double-blind, randomized, placebo-controlled study of MEM 1003 for the treatment of acute mania in bipolar disorder that was funded by SMRI. The primary and secondary outcome measures for this trial were not achieved and MEM 1003 did not prove effective for the treatment of bipolar mania. We are completing a full analysis of the data from this trial and do not, at this time, have plans to proceed with further clinical trials of this drug candidate in bipolar disorder.

As of December 31, 2006, we had received $70.8 million in upfront licensing fees, research and development funding, milestone payments, and equity investments under our collaborations with Roche, Amgen, and our development agreement with SMRI.

On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share. This private placement, which resulted in gross proceeds of $31.0 million, is referred to as our 2005 Private Placement.

On October 5, 2006, we entered into an agreement to issue and sell in a private placement an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at a purchase price of $0.125 per underlying share of common stock. The warrants issued had an exercise price of $1.33 per share. We refer to this as our 2006 Private Placement. The securities were sold in two tranches. The first tranche, consisting of the sale of 23,245,724 shares of common stock and all 7,058,042 warrants, closed on October 16, 2006 and resulted in gross proceeds of $26.7 million. The second tranche, consisting of the sale of 4,986,478 shares of common stock, closed on December 18, 2006 and resulted in gross proceeds of approximately $5.5 million.

On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. On February 15, 2007, we exercised our right to require exercise of the remaining warrants pursuant to their terms. As of March 5, 2007, warrants to purchase all 7,058,042 shares of common stock issued in the 2006 Private Placement had been exercised, resulting in gross proceeds of approximately $5.0 million and the issuance of an aggregate of 5,402,593 shares of common stock (including the earlier net share settlement basis exercise).

On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. Under the terms of the agreement, on March 19, 2007, Hercules loaned us $6.0 million, less expenses. We will have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the loan agreement as of May 16, 2008 will be repaid in 30 equal monthly installments beginning on the last business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. In connection with the loan agreement, we issued to Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share.

Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $2.0 million in upfront and milestone payments as of December 31, 2006. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.

Since our inception, we have incurred substantial losses, and as of December 31, 2006, we had an accumulated deficit of $183.2 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.

Our operating expenses may vary substantially from year-to-year and quarter-to-quarter based on the timing and level of our preclinical and clinical activities performed directly by us versus by our collaboration partners. We have funded our MEM 1003 program in Alzheimer’s disease on our own and, as part of that program, are currently funding a multi-center Phase 2a AD clinical trial for MEM 1003, while continuing to explore the potential for collaboration for this drug candidate. We cannot assure you that we will be successful in entering into collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of the Phase 2a AD trial, we have been unable to find a collaboration partner for MEM 1003, we may, at that time, choose to continue the development of MEM 1003 at our own expense. If we do so, our requirements for capital will substantially increase. We believe that period-to-period comparisons of our results of operations are not meaningful because of the range of factors that could affect our results from one year or quarter to the next and should not be relied on as indicative of our future performance.

REVENUE

To date, our revenue has been derived from our collaborations with Roche and Amgen. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from Roche, Amgen, SMRI or from other collaborations that we enter into. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations, our revenue may vary substantially from year-to-year and quarter-to-quarter.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries and related expenses for personnel, stock based compensation, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreements, consulting, license and sponsored university-based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.

We expense both internal and external research and development costs as incurred. We expect our research and development expense to increase as we continue to develop our drug candidates.

We do not have the ability to conduct all of the preclinical testing of our compounds or clinical trials of drug candidates on our own. In addition to our collaborators, we rely and will continue to rely on preclinical and clinical investigators, contract research organizations and other vendors and consultants in connection with our preclinical studies and clinical trials, to perform some or all of the functions associated with preclinical testing or clinical trials. The failure of any vendor to perform in an acceptable and timely manner in the future, or in accordance with any FDA regulations, could cause a delay or other material adverse effect on our preclinical testing, clinical trials and ultimately on the timely advancement of our development programs. If we or our collaborators cannot locate acceptable contractors to conduct a portion of our or our collaborators’ clinical trials or enter into favorable agreements with them, or if these third parties do not successfully carry out their contractual duties, satisfy FDA and other US and foreign legal and regulatory requirements for the conduct of preclinical testing and clinical trials or meet expected deadlines, our preclinical or clinical development programs and those of our collaborators could be delayed and otherwise adversely affected.

To illustrate the material nature of our reliance on third-parties, the following table shows, from inception through December 31, 2006, the total out-of-pocket payments made by us to third parties for clinical supplies, preclinical study support and clinical trials associated with our five compounds currently in preclinical and clinical development and our PDE10 program. The table excludes internal costs for each of the drug candidates and out-of-pocket payments made by our collaboration partners.

Drug candidate	Mechanism	Target Indication	Stage of development	Year Ended December 31,					Inception to December 31, 2006
				2006	2005	2004	2003	2002
				(in thousands)
MEM 1003	Neuronal L -type calcium channel modulator	Alzheimer’s disease Bipolar Disorder	Phase 2a Phase 2a completed	$7,998	$8,749	$3,449	$2,708	$4,762	$27,932

MEM 3454	Nicotinic alpha-7 partial agonist	Schizophrenia and/or Alzheimer’s disease	Phase 2a	4,936	4,856	3,980	1,126	196	15,094

MEM 1414	PDE4 inhibitor	Alzheimer’s disease	Phase 1 completed	814	125	147	1,081	1,390	3,557

MEM 1917	PDE4 inhibitor	Alzheimer’s disease	Preclinical completed	—	42	370	522	84	1,018

MEM 63908	Nicotinic alpha-7 partial agonist	Alzheimer’s disease and/or Schizophrenia	Preclinical	672	119	184	—	—	975

PDE10	PDE10 Inhibitor	Neurological and psychiatric disorders	Preclinical	403	583	—	—	—	986

			Total	$14,823	$14,474	$8,130	$5,437	$6,432	$49,562

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct early stage clinical trials for each drug candidate. If we are not able to engage a collaboration partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain drug candidates in order to focus our resources on more promising drug candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;

•	the cost associated with recruiting patients;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up that seems appropriate in view of results; and

•	the efficacy and safety profile of the drug candidate.

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

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of stock based compensation, salaries and other related costs for personnel serving executive, business development, finance, accounting, information technology, administrative and human resource functions. Other costs include facility costs not included in research and development expense, depreciation, insurance, professional fees for legal and accounting services, and the legal costs of pursuing patent protection of our intellectual property.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen. Any additional revenue that we may receive in the future from Roche, Amgen, SMRI and from other collaborations we enter into may consist of upfront license fees, milestone payments, research and development funding and royalty payments.

Revenue for the year ended December 31, 2006 was $9.3 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This represented a 16.2% decrease from revenue of $11.1 million for the year ended December 31, 2005, primarily attributable to revenue decreases in research and development funding revenue under our Roche Agreements of $7.0 million, offset by an increase in research and development funding revenue under our 2005 Amgen Agreement of $5.2 million.

	December 31,
	2006	2005	2004
	(in thousands)
2002 Roche Agreement:
Amortization of the upfront license payment, milestone payments and research and development payments	$1,766	$4,581	$5,149
Amended and Restated 2003 Roche Agreement:
Amortization of the upfront payment and research payments	1,131	5,321	4,631
2005 Amgen Agreement:
Amortization of the upfront license payment, milestone payments and research and development payments	6,425	1,209	—

	$9,322	$11,111	$9,780

Research and development expense

Research and development expense increased by $0.1 million, or 0.3%, to $33.8 million for the year ended December 31, 2006 from $33.7 million for the year ended December 31, 2005. The increase in operating cost included $2.2 million in increased costs associated with the clinical development of MEM 1003 and MEM 3454 and a $0.1 million increase in insurance costs. These cost increases were partially offset by a $0.9 million net reduction in personnel and personnel-related costs, which included a $1.4 million non-cash compensation charge related to Statements of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment (SFAS No. 123R), $0.3 million in reduced laboratory supply costs and a milestone payment to Bayer of $1.0 million made in 2005 associated with the commencement of the Phase 2a AD clinical trial of MEM 1003 in November 2005. No payments were made to Bayer in 2006. Research and development costs are charged to operations as incurred and include an allocation of indirect costs of $6.1 million for the year ended December 31, 2006 and $6.2 million for the year ended December 31, 2005. Indirect costs principally represent facility and information technology related costs.

General and administrative expense

General and administrative expenses for the year ended December 31, 2006 were unchanged from 2005 to 2006 at $8.4 million. For the year ended December 31, 2006, these expenses included a non-cash compensation charge of $1.2 million related to SFAS No. 123R that was offset by decreased personnel and personnel-related costs of $0.3 million, decreased legal and patent fees of $0.6 million and reduced administrative costs of $0.3 million.

Unrealized loss on warrants

In connection with our 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with Emerging Issues Task Force (EITF) No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. As a result of an increase in the fair market value of our common stock since the date of the issuance of the warrants, we recognized an unrealized loss of $0.2 million for the year ended December 31, 2006 and a loss of $1.6 million for the year ended December 31, 2005 in accordance with EITF No. 00-19. Refer to Note 8, “2005 Private Placement.”

Interest income and interest expense

Interest income increased by $824,000, or 80.1%, to $1.9 million for the year ended December 31, 2006, from $1.0 million for the year ended December 31, 2005. Interest expense decreased by $95,000, or 34.1%, to $184,000 for the year ended December 31, 2006, from $279,000 for the year ended December 31, 2005. The increase in interest income was attributable to higher investment balances and higher interest rates during 2006. The decrease in interest expense was related to the repayment in 2006 of equipment notes.

Income taxes

For the year ended December 31, 2006, we recognized a tax benefit of $388,000, which represented proceeds received from the sale of $2.5 million of state net operating loss carryforwards and the sale of $221,000 in New Jersey Research and Development credits, offset by $13,000 in state taxes and other adjustments. Our 2005 tax benefit of $216,000 represented proceeds received from the sale of $3.2 million of state net operating loss carryforwards, offset by $13,000 in state taxes and other adjustments.

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

Unrealized loss on warrants

In connection with our 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, the warrants have been recorded as a liability and valued at fair value on the date of issuance. For the year ended December 31, 2005, as a result of an increase in the fair market value of our common stock since the date of the issuance of the warrants, we recognized an unrealized loss of $1.6 million in accordance with EITF No. 00-19. Refer to Note 8, “2005 Private Placement.”

Interest income and interest expense

Interest income increased by $369,000, or 55.5%, to $1.0 million for the year ended December 31, 2005, from the year ended December 31, 2004. Interest expense decreased by $143,000, or 33.9%, to $279,000 for the year ended December 31, 2005, from the year ended December 31, 2004. The increase in interest income was attributable to higher investment balances and higher interest rates during 2005. The decrease in interest expense was related to the repayment in 2005 of equipment notes.

Income taxes

For the year ended December 31, 2005, we recognized a tax benefit of $216,000, which represented proceeds received for the sale of $3.2 million of state net operating loss carryforwards, offset by $13,000 in state taxes and other adjustments. Our 2004 tax benefit of $249,000 represented proceeds received for the sale of $3.6 million of state net operating loss carryforwards, offset by $9,000 in state taxes and other adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings and interest income. From inception through December 31, 2006, we have raised net proceeds of $183.6 million from the sale of equity securities. In addition, as of December 31, 2006, we have received $34.0 million in upfront and milestone payments, $24.1 million in research and development funding, $10.3 million from equipment financings, $1.7 million from the reimbursement of external research costs and $6.5 million in interest income. To date, inflation has not had a material effect on our business.

At December 31, 2006, cash, cash equivalents and marketable securities were $51.3 million as compared to $44.1 million at December 31, 2005. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.

On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. Under the terms of the loan, Hercules advanced us $6.0 million on March 19, 2007, and we will have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the loan agreement as of May 16, 2008 will be repaid in 30 equal monthly installments beginning on the last business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The loan agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock.

Net cash used in operating activities was $21.9 million for the year ended December 31, 2006. This primarily reflects the net loss of $31.1 million offset by a decrease in accounts receivable of $1.6 million, an increase in accrued expenses of $2.3 million, an unrealized loss on warrants of $0.2 million, an increase of $0.8 million of deferred revenue, a non-cash charge for depreciation expense of $2.1 million, and a non-cash stock-based compensation charge of $2.6 million for other employee stock-based compensation costs. Net cash provided by investing activities for the year ended December 31, 2006 was $3.8 million, which represents a decrease in our net investment in marketable securities of $4.1 million, offset by funds used for capital expenditures of $0.3 million. Net cash provided by financing activities during the year ended December 31, 2006 was $29.4 million which consisted of $30.7 million of proceeds primarily from the issuance of common stock and warrants in our 2006 Private Placement, offset by $1.3 million used in the repayment of equipment notes.

The following table summarizes our contractual obligations for operating lease payments in connection with the lease of our current facility, equipment notes and service provider obligations, as of December 31, 2006. This table should be read in conjunction with the notes accompanying our financial statements.

	Payments due in
Contractual obligations	2007	2008	2009	2010	2011-2014	Total
	(in thousands)
Operating lease payments	$1,962	$2,021	$2,082	$2,144	$7,814	$16,023
Equipment notes payable	744	279	66		—	1,089
Service provider obligations	3,877	—	—	—	—	3,877

Total	$6,583	$2,300	$2,148	$2,144	$7,814	$20,989

The obligations to service providers in the above table represent firm commitments to utilize certain service providers, including, contract research organizations, in conjunction with the planning, design and implementation of our clinical trials for MEM 1003, and MEM 3454 and MEM 1414 in 2006. We expect to incur increased contract research organization costs and other clinical trial costs as we increase the number of drug candidates and indications for which we conduct preclinical tests and clinical trials beyond 2007. In addition, the nature of the work being conducted under our agreements with contract research organizations and other vendors in connection with our preclinical studies and clinical trials, is such that work may be stopped with very short notice. In such event, we may not be liable for the full amount of the contract. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from our estimate.

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make additional payments of up to $18.0 million to Bayer upon our achievement of specified milestones and to pay royalties to Bayer upon sales of any products incorporating MEM 1003. Certain additional milestone payments which may be due to Bayer have not been included in the above table as a result of the uncertainty of when, if ever, these milestones will be achieved.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitments currently are to MEM 1003 and MEM 3454, for which we are funding multi-center Phase 2a clinical trials in Alzheimer’s disease. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements into the second half of 2008. Our future cash requirements will depend on many factors, including:

•	the number of compounds and drug candidates that we advance through the development process;

•	the funding we receive from our collaborations;

•	whether we are able to enter into a collaboration with regard to MEM 1003, and the terms of any such collaboration;

•	the scope and results of our and our collaborators’ clinical trials;

•	potential in-licensing or acquisition of other compounds or technologies;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the availability of third parties, and the cost, to manufacture our drug candidates for preclinical and clinical trial supply;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	the cost of commercialization activities, including product marketing, sales and distribution.

Other than pursuant to the Hercules financing, we currently have no other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

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

Revenue recognition

We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. We apply EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” that is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to our agreements entered into after such date. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable upfront license fees and milestone payments as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the collaboration. As a result of Roche’s decision, in April 2005, not to pursue the further development of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected period for the development of the first compound under the 2002 Roche Agreement. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

As a result of Roche’s April 2005 decision, the 2002 Roche Agreement was amended in August 2005 and again in February 2006 as follows:

•

In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917. Under the terms of this amendment, Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize MEM 1414 and/or MEM 1917, we will be entitled to receive an upfront payment and certain development-related milestone payments for development events occurring after the initiation of Phase 3 for each licensed drug candidate. If Roche does not exercise this option with respect to MEM 1414 and/or MEM 1917, then Roche will have no further rights or interest with respect to that drug candidate.

•

In February 2006, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 inhibitor collaboration. Research and development funding received from Roche was recognized as services were performed under this agreement.

Neither of the amendments to the 2002 Roche Agreement created any new obligations for either party and no additional compensation was provided to us as a result of the amendments. We concluded that these were not substantive changes to the terms of the 2002 Roche Agreement, which remains in effect. As a result of Roche’s decision not to pursue further clinical development of MEM 1414 and MEM 1917, the focus of Roche’s drug development activity is now on earlier stage research on PDE4 inhibitors. As such, following the August 2005 amendment, we reassessed and extended the revenue recognition period for the non-refundable license fee and milestone payments to reflect that the other compounds being developed under the agreement were at an earlier stage than MEM 1414 and MEM 1917.

In accordance with EITF No. 00-21, the 2003 Roche Agreement resulted in a single unit of accounting, since under that agreement, Roche had the right, exercisable over a five-year period, to license a compound developed thereunder. At inception of the agreement, it was determined that there was no deliverable with standalone value and that the non-refundable upfront fee and research and development funding fees should be accounted for as a single unit of accounting. As a result, as of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort expended. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the Phase 2a clinical trial for this drug candidate. The amendment provided us with additional research and development funding and extended the period for which we are recognizing revenue past the previously defined five-year period. We are now recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received as revenue over the period of our continuing performance obligations with respect to the first compound to be developed under this collaboration. Solely for purposes of revenue recognition under this agreement, we have estimated the period of our continuing performance obligations as ending in the third quarter of 2013.

In accordance with EITF No. 00-21, under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee, milestone payments, and research and development funding received as a single unit of accounting for revenue recognition purposes over the two-year term of the research collaboration under the agreement. Given the early stage of development of our PDE10 program and our continuing involvement in the research and development, we determined that the license granted to Amgen, by itself, does not have standalone value. Accordingly, we consider the license and research services as a single deliverable. The milestones that we earn represent performance bonuses that are contingent upon the advancement of the research and development, which will include our involvement during the research collaboration period of two years and after that will be based on Amgen’s progression of the research and development. The efforts expended for the achievement of the milestones are deemed to be part of the research and development activities and are not evaluated on a standalone basis.

The non-refundable upfront fee and any milestone payments received are being deferred and will be recognized in proportion to performance of services based on the number of full-time equivalents (FTEs) working on this collaboration during the period compared to the total number of FTEs during the period of our continuing involvement. We estimate our continuing involvement will only be the two-year period of the research collaboration, after which, under the terms of the Amgen Agreement, Amgen will assume full development responsibility.

Under the terms of our Development Agreement with SMRI, we are eligible to receive up to $2.2 million in milestone payments by December 31, 2007. In accordance with EITF No. 00-21, we are recognizing milestone payments received from SMRI as a single unit of accounting. However, if we fail to deliver the final report related to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007, then we will be required to refund to SMRI the $1.6 million in milestone payments advanced by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007. Due to these refund requirements, revenue will be recognized if we achieve all of the predefined milestones under the Development Agreement and apply all of the milestone payments received to the Phase 2a trial of MEM 1003 in bipolar disorder. We expect that all of this revenue will be recognized.

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

Accrued expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

•	professional service fees, such as attorneys’ and accountants’ fees;

•	preclinical and clinical contract research organization fees;

•	fees to be paid to data management organizations and investigators in conjunction with clinical trials; and

•	fees to be paid to contract manufacturers in conjunction with the production of the supply of our drug candidates for preclinical and clinical trials.

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

Research and development expense

Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries, and related expenses for personnel, stock based compensation, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreement, consulting, license and sponsored university- based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

For the year ended December 31, 2006, we recognized compensation expense for stock-based compensation plans of $2.6 million, of which $1.2 million was a component of general and administrative expenses and $1.4 million was a component of research and development expenses. Cash received from stock options exercised and common stock purchased under the 2004 ESPP for the year ended December 31, 2006 was $0.2 million.

We continue to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant. We now estimate stock option forfeitures based on historical retention data and adjust the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a catch-up adjustment in the period the forfeiture estimate is changed.

New Accounting Pronouncement

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted the provisions of SAB 108 retroactive to January 1, 2006 and determined that it had no impact on our financial statements for the year ended December 31, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within GAAP, is effective for us beginning January 1, 2008. We have not yet determined the effect, if any, the adoption of SFAS 157 may have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for us on January 1, 2007. The application of FIN 48 will not have a material effect on our financial position, results from operations, or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF No. 00-19-2, Accounting for Registration Payment Arrangements (FSP EITF No. 00-19-2), which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. Our 2005 Private Placement warrants have these requirements and therefore, under current accounting principles, have been classified as a liability. FSP EITF No. 00-19-2 requires liability recognition for financial instruments that have these requirements only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. We have determined that is not probable that we will not meet the registration requirements of our warrants. The FSP will be adopted by us on January 1, 2007, and, accordingly the effect on the financial statements will be a cumulative effect adjustment reducing warrant liability and increasing additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. We currently do not hedge interest rate exposure. Our current policy is to maintain an investment portfolio consisting mainly of US money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. There has been no material change to our market risk since December 31, 2006.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Memory Pharmaceuticals Corp.:

We have audited the accompanying balance sheets of Memory Pharmaceuticals Corp. as of December 31, 2006 and 2005, and the related statements of operations, stockholder’s equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memory Pharmaceuticals Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2007

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$50,849	$39,533
Marketable securities	474	4,546
Receivables	—	1,562
Prepaid and other current assets	1,397	1,000

Total current assets	52,720	46,641
Property and equipment, net	7,413	9,167
Restricted cash	509	505

Total assets	$60,642	$56,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$759
Accrued expenses	6,179	3,839
Current portion of equipment notes payable	744	1,303
Deferred revenue—current	6,801	8,797

Total current liabilities	14,465	14,698
Warrant liability	8,724	8,477
Equipment notes payable, less current portion	345	1,089
Deferred revenue—long-term	13,906	11,098

Total liabilities	37,440	35,362

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 67,655,132 issued and outstanding at December 31, 2006, and 37,714,703 shares issued and outstanding at December 31, 2005;	68	38
Additional paid-in capital	206,372	173,195
Accumulated deficit	(183,227)	(152,120)
Accumulated other comprehensive loss	(11)	(23)
Deferred compensation	—	(139)

Total stockholders’ equity	23,202	20,951

Total liabilities and stockholders’ equity	$60,642	$56,313

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue	$9,322	$11,111	$9,780

Operating expenses:
Research and development	33,800	33,684	26,975
General and administrative	8,444	8,443	7,393

Total operating expenses	42,244	42,127	34,368

Loss from operations	(32,922)	(31,016)	(24,588)

Unrealized loss on warrants	(247)	(1,641)	—
Interest:
Income	1,858	1,034	665
Expense	(184)	(279)	(422)

Interest income (expense), net	1,674	755	243

Net loss before income taxes	(31,495)	(31,902)	(24,345)
Income tax benefit	(388)	(216)	(249)

Net loss	(31,107)	(31,686)	(24,096)
Less redeemable convertible preferred stock dividends, accretion, and beneficial conversion feature	—	—	2,022

Net loss attributable to common stockholders	$(31,107)	$(31,686)	$(26,118)

Basic and diluted net loss per share of common stock	$(0.70)	$(1.20)	$(1.67)

Basic and diluted weighted average number of shares of common stock outstanding	44,334,129	26,350,193	15,605,985

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(in thousands, except for share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Deferred compensation	Total
	Shares	Amount
Balance at December 31, 2003	1,138,203	$1	$5,410	$(94,316)	—	$(552)	$(89,457)
Issuance of compensatory stock options, net of forfeitures	—	—	836	—	—	(836)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,106	1,106
Issuance of shares of common stock upon exercise of stock options and conversion of certain warrants	355,993	1	268	—	—	—	269
Issuance of shares of common stock under the employee stock purchase plan	7,819	—	46	—	—	—	46
Issuance of shares of common stock in an initial public offering	5,750,000	6	35,338	—	—	—	35,344
Conversion of preferred stock to common stock in conjunction with the initial public offering	13,295,427	13	106,285	—	—	—	106,298
Accrued dividends on preferred stock	—	—	—	(1,862)	—	—	(1,862)
Accretion of preferred stock to liquidation value	—	—	—	(160)	—	—	(160)
Unrealized loss on marketable securities	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	(24,096)	—	—	(24,096)

Balance at December 31, 2004	20,547,442	21	148,182	(120,434)	(45)	(282)	27,442
Issuance of compensatory stock options, net of forfeitures	—	—	1,293	—	—	(1,293)	—
Amortization of deferred compensation expense	—	—	—	—	—	1,436	1,436
Issuance of shares of common stock under the employee stock purchase plan	46,701	—	126	—	—	—	126
Issuance of shares of common stock in the 2005 Private Placement, net of offering costs	16,112,158	16	22,155	—	—	—	22,171
Issuance of shares of common stock upon option exercises	568,035	1	479	—	—	—	480
Issuance of shares of common stock and warrants to an investor	440,367	—	960	—	—	—	960
Unrealized gain on marketable securities	—	—	—	—	22	—	22
Net loss	—	—	—	(31,686)	—	—	(31,686)

Balance at December 31, 2005	37,714,703	38	173,195	(152,120)	(23)	(139)	20,951
Issuance of compensatory stock options, net of forfeitures	—	—	2,606	—	—	—	2,606
Deferred compensation expense	—	—	(139)	—	—	139	—
Issuance of shares of common stock under the employee stock purchase plan	93,082	—	121	—	—	—	121
Issuance of shares of common stock upon option exercises	115,921	1	86	—	—	—	87
Issuance of shares of common stock in the 2006 Private Placement, net of offering costs	28,232,202	28	26,122	—	—	—	26,150
Warrants issued in the 2006 Private Placement	—	—	4,382	—	—	—	4,382
Exercise of warrants issued in the 2006 Private Placement	1,499,224	1	(1)	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	12	—	12
Net Loss	—	—	—	(31,107)	—	—	(31,107)

Balance at December 31, 2006	67,655,132	$68	$206,372	$(183,227)	$(11)	$(0)	$23,202

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows used in operating activities:
Net loss	$(31,107)	$(31,686)	$(24,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,081	2,183	2,050
Non-cash stock based compensation	2,606	1,436	1,106
Unrealized loss on warrants	247	1,641	—
Other	(4)	(5)
Changes in operating accounts:
Receivables	1,562	(687)	1,144
Prepaid and other current assets	(397)	(462)	1,126
Other assets	—	7	47
Accounts payable	(18)	(932)	(63)
Accrued expenses	2,340	662	74
Deferred revenue	812	2,328	(2,405)

Net cash used in operating activities	(21,878)	(25,515)	(21,017)

Cash flows from investing activities:
Purchases of marketable securities	(992)	(23)	(10,546)
Sales of marketable securities	5,076	5,375	13,848
Additions to property and equipment	(327)	(969)	(3,341)

Net cash provided by / (used in) investing activities	3,757	4,383	(39)

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	30,740	30,573	35,659
Proceeds from equipment notes payable	—	775	1,963
Principal repayment of equipment notes payable	(1,303)	(1,903)	(2,230)

Net cash provided by financing activities	29,437	29,445	35,392

Net increase in cash and cash equivalents	11,316	8,313	14,336
Cash and cash equivalents, beginning of period	39,533	31,220	16,884

Cash and cash equivalents, end of period	$50,849	$39,533	$31,220

Supplemental cash flow information:
Cash paid for interest	$184	$279	$422
Cash paid for taxes	13	12	12
Accrued dividends on redeemable convertible preferred stock	—	—	1,862
Accretion of preferred stock to liquidation value	—	—	160

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

We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders, such as schizophrenia, bipolar disorder and depression.

We have an accumulated deficit of $183.2 million at December 31, 2006. We intend to continue research toward the development of commercial products in order to generate future revenue from our current and future collaboration agreements. We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock in connection with our initial public offering in April 2004, and in connection with our 2005 and 2006 Private Placements. Refer to Note 7, “2006 Private Placement,” Note 8, “2005 Private Placement,” and Note 9, “Initial Public Offering of Common Stock.”

We face certain risks and uncertainties which are present in many emerging biopharmaceutical companies. We have not completed development of any drugs and we do not expect that any drugs resulting from our research and development efforts will be commercially available for a significant number of years, if at all. We will continue to seek collaboration partners to fund a substantial portion of our research operations over the next several years. In addition, we face risks and uncertainties regarding future profitability, ability to obtain future capital, the conduct of our preclinical and clinical trials, the achievement of our development goals, obtaining regulatory approvals to conduct clinical trials and to commercialize our drug candidates, our ability to enter into, maintain and achieve milestones under collaborations, our dependence on collaborations and our license relationship with Bayer, protection of patents and property rights, competition, rapid technological changes, government regulations including the need for product approvals, changes in the health care marketplace, recruiting and retaining key personnel and the performance of preclinical and clinical investigators, contract research organizations and consultants.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of our equity securities, carrying amount of property, plant and equipment, valuation allowances for deferred income tax assets, obligations related to employee benefits, the estimated development period of compounds under our collaborations for revenue recognition purposes and estimated liabilities for services provided in connection with our clinical programs. Actual results could differ from those estimated.

Revenue Recognition

We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. We apply EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” that is effective for revenue arrangements entered into in fiscal periods beginning after

June 15, 2003, to our agreements entered into after such date. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.

Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable upfront license fees and milestone payments as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the collaboration. As a result of Roche’s decision, in April 2005, not to pursue the further development of the two named drug candidates under our PDE4 inhibitor collaboration, MEM 1414 and its back-up MEM 1917, we have reassessed the expected period for the development of the first compound under the 2002 Roche Agreement. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

As a result of Roche’s April 2005 decision, the 2002 Roche Agreement was amended in August 2005 and again in February 2006 as follows:

•

In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917. Under the terms of this amendment, Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize MEM 1414 and/or MEM 1917, we will be entitled to receive an upfront payment and certain development-related milestone payments for development events occurring after the initiation of Phase 3 for each licensed drug candidate. If Roche does not exercise this option with respect to MEM 1414 and/or MEM 1917, then Roche will have no further rights or interest with respect to that drug candidate.

•

In February 2006, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 inhibitor collaboration. Research and development funding received from Roche was recognized as services were performed under this agreement.

Neither of the amendments to the 2002 Roche Agreement created any new obligations for either party and no additional compensation was provided to us as a result of the amendments. We concluded that these were not substantive changes to the terms of the 2002 Roche Agreement, which remains in effect. As a result of Roche’s decision not to pursue further clinical development of MEM 1414 and MEM 1917, the focus of Roche’s drug development activity is now on earlier stage research on PDE4 inhibitors. As such, following the August 2005 amendment, we reassessed and extended the revenue recognition period for the non-refundable license fee and milestone payments to reflect that the other compounds being developed under the agreement were at an earlier stage than MEM 1414 and MEM 1917.

In accordance with EITF No. 00-21, the 2003 Roche Agreement resulted in a single unit of accounting, since under that agreement, Roche had the right, exercisable over a five-year period, to license a compound developed thereunder. At inception of the agreement, it was determined that there was no deliverable with standalone value and that the non-refundable upfront fee and research and development funding fees should be accounted for as a single unit of accounting. As a result, as of December 31, 2005, revenue under the original 2003 Roche Agreement was recognized over the five-year period that Roche had to obtain a sub-licensable license to our patent rights and know-how for any nicotinic alpha-7 agonist that we developed. Revenue was being recognized over this period based on the level of effort expended in a period as compared to our estimated effort over the full five-year period. Milestone payments and research and development funding received under the original 2003 Roche Agreement were recognized prospectively over the remaining term of the agreement based on level of effort expended. On February 27, 2006, we amended and restated the 2003 Roche Agreement to grant to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the Phase 2a clinical trial for this drug candidate. The amendment provided us with additional research and development funding and extended the period for which we are recognizing revenue past the previously defined five-year period. We are now recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received as revenue over the period of our continuing performance obligations with respect to the first compound to be developed under this collaboration. Solely for purposes of revenue recognition under this agreement, we have estimated the period of our continuing performance obligations as ending in the third quarter of 2013.

In accordance with EITF No. 00-21, under the terms of our 2005 Amgen Agreement, we are recognizing the non-refundable upfront license fee, milestone payments, and research and development funding received as a single unit of accounting for revenue recognition purposes over the two-year term of the research collaboration under the agreement. Given the early stage of development of our PDE10 program and our continuing involvement in the research and development, we determined that the license granted to Amgen, by itself, does not have standalone value. Accordingly, we consider the license and research services as a single deliverable. The milestones that we earn represent performance bonuses that are contingent upon the advancement of the research and development, which will include our involvement during the research collaboration period of two years and after that will be based on Amgen’s progression of the research and development. The efforts expended for the achievement of the milestones are deemed to be part of the research and development activities and are not evaluated on a standalone basis.

The non-refundable upfront fee and any milestone payments received are being deferred and will be recognized in proportion to performance of services based on the number of FTEs working on this collaboration during the period compared to the total number of FTEs during the period of our continuing involvement. We estimate our continuing involvement will only be the two-year period of the research collaboration, after which, under the terms of the Amgen Agreement, Amgen will assume full development responsibility.

Under the terms of our Development Agreement with SMRI, we are eligible to receive up to $2.2 million in milestone payments by December 31, 2007. In accordance with EITF No. 00-21, we are recognizing milestone payments received from SMRI as a single unit of accounting. However, if we fail to deliver the final report related to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007, then we will be required to refund to SMRI the $1.6 million in milestone payments advanced by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007. Due to these refund requirements, revenue will be recognized if we achieve all of the predefined milestones under the Development Agreement and have applied all of the milestone payments received to the Phase 2a trial of MEM 1003 in bipolar disorder. We expect that all of this revenue will be recognized.

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

All of our revenue recognized during 2006, 2005, and 2004 was pursuant to our 2005 Amgen Agreement, our Amended and Restated 2003 Roche Agreement and our 2002 Roche Agreement. Refer to Note 11, “License Agreements and Collaborations.”

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and other debt investments that are carried at cost, which approximates fair value.

Marketable Securities

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity/(deficit) in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our Statements of Operations.

Property and Equipment

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased property. Laboratory and computer equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the respective asset, which is approximately three to seven years. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the remaining term of the facility lease agreement, which is approximately eight years. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred. Refer to Note 16, “Commitments and Contingencies.”

Research and Development

All research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $6.1 million, $6.2 million, and $5.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Indirect costs principally represent facility and information technology costs. These costs are allocated to research and development based on the approximate usage of our facility and information technology by our research and development departments.

Restricted Cash

Restricted cash represents letters of credit of an aggregate of $509,000 as of December 31, 2006 and $505,000 as of December 31, 2005, which are required as security for the performance of our obligations under the lease agreement for our Montvale, New Jersey facility. The letters of credit are collateralized by interest-bearing certificates of deposit.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the amounts of existing assets and liabilities carried on the financial statements and their respective tax bases and the benefits arising from the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Warrant Liability

In connection with our 2005 Private Placement we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants have been recorded as a liability and valued at fair value on the date of issuance. Subsequent changes in fair value are recorded in our Statements of Operations. We recorded a liability for these warrants of $8.7 million as of December 31, 2006, and $8.5 million as of December 31, 2005. Refer to Note 8, “2005 Private Placement.”

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We continue to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant. We now estimate stock option forfeitures based on historical retention data and adjust the rate of forfeitures periodically based on actual experience. Changes in the forfeiture rate will result in a prospective adjustment in the period the forfeiture estimate is changed.

We account for stock options and warrants granted to non-employees based on the grant-date fair value of the stock option or warrant. Prior to April 5, 2004, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and warrants issued prior to this date, we considered the pricing of private equity sales, company-specific events, independent valuations, economic trends and the rights and preferences of the security being valued.

Prior to 2006 we applied the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan employee stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, we elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above, and have adopted only the disclosure requirements of SFAS No. 148.

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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options and warrants. These potential common stock equivalents are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Stock options	5,276,852	4,108,058	2,989,538
Warrants	9,904,498	5,913,267	119,907

Total	15,181,350	10,021,325	3,109,445

Pro Forma Net Loss per Share (UNAUDITED)

Pro forma net loss per share for 2004 is calculated using the weighted average number of shares of common stock outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock into shares of our common stock effective upon the closing of our initial public offering, as if such conversion had occurred at the date of the original issuance.

The following table sets forth the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the year ending December 31, 2004. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance:

Year Ended December 31, 2004
(in thousands, except for share and per share amounts)
Basic and diluted:
Net loss	$(24,096)
Preferred stock dividends, accretion and beneficial conversion feature	(2,022)

Net loss attributable to common stockholders	(26,118)
Basic and diluted weighted average common stock outstanding	15,605,985
Basic and diluted net loss per share	$(1.67)

Pro forma basic and diluted:
Net loss	(24,096)

Basic and diluted weighted average common stock outstanding	15,605,985
Weighted average number of shares of common stock outstanding assuming the conversion of all redeemable convertible preferred stock and exercise of certain warrants at the date of original issuance	3,324,241

Pro forma basic and diluted weighted average common stock outstanding	18,930,226
Pro forma basic and diluted net loss per share	$(1.27)

Comprehensive Loss

Comprehensive loss is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity/ (deficit) on our Balance Sheet. For the year ended December 31, 2006, comprehensive loss was $31.1 million, which includes our net loss of $31.1 million, and an unrealized gain on available-for-sale marketable securities of $12,000. For the year ended December 31, 2005, our comprehensive loss was $31.7 million, which includes our net loss of $31.7 million, and an unrealized gain on available-for-sale marketable securities of $22,000. For the year ended December 31, 2004, our comprehensive loss was $24.1 million, which includes our net loss of $24.1 million, and an unrealized loss on available-for-sale marketable securities of $45,000.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted the provisions of SAB 108 retroactive to January 1, 2006 and determined that it had no impact on our financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This accounting standard is effective for us beginning January 1, 2008. We have not yet determined the effect, if any, the adoption of FAS 157 may have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for us on January 1, 2007. The application of FIN 48 will not have a material effect on our financial position, results from operations, or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. Our 2005 Private Placement warrants have these requirements and, therefore, under current accounting have been classified as a liability. FSP EITF 00-19-2 requires liability recognition for financial instruments that have these requirements only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. We have determined that is not probable that we will fail to meet the registration requirements for these warrants. The FSP will be adopted by us on January 1, 2007, and accordingly, the effect on our financial statements will be a cumulative effect adjustment reducing warrant liability and increasing additional paid-in capital.

3) MARKETABLE SECURITIES

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our Balance Sheets at fair value:

	December 31,
	2006		2005
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
Corporate debt securities	$—	$—	$1,003	$6
Obligations of US government agencies	—	—	2,399	3
Mortgage-backed and asset-backed securities	474	—	1,144	8

Marketable securities due over 90 days	$474	$—	$4,546	$17

Commercial paper	21,885	11	19,156	6
Obligations of US government agencies	804	—	12,289	—

Cash and cash equivalents*	$22,689	$11	$31,445	$6

Total marketable securities	$23,163	$11	$35,991	$23

*	Classified as cash and cash equivalents on the Balance Sheets since they mature within 90 days of our purchase date.

The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at December 31, 2006 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$22,700	$22,689
Due after 90 days, up to one year	17	17
Due after two years	457	457

	$23,174	$23,163

*	Classified as cash and cash equivalents on the Balance Sheets.

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

4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
	(in thousands)
Laboratory equipment	$7,958	$7,770
Leasehold improvements	7,319	7,319
Computer equipment	2,333	2,202
Furniture, fixtures and equipment	970	962

	18,580	18,253
Less accumulated depreciation and amortization	(11,167)	(9,086)

	$7,413	$9,167

The cost of equipment subject to equipment loan financing was $10.3 million as of December 31, 2006 and December 31, 2005. Depreciation expense relating to such equipment was approximately $1.2 million, $1.5 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Depreciation and amortization of property and equipment was $2.1 million, $2.2 million, and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

5) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued salaries and employee benefits	$1,230	$1,236
Accrued research and development costs	3,426	1,493
Accrued professional costs	121	93
Other	1,402	1,017

	$6,179	$3,839

6) STOCK-BASED COMPENSATION

As of December 31, 2006, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and our Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which are described below. The compensation expense recognized in the Statements of Operations for the year ended December 31, 2006 was $2.6 million of which $1.2 million was a component of general and administrative expenses and $1.4 million was a component of research and development expenses. Cash received from stock options exercised and common stock purchased under the 2004 ESPP for the year ended December 31, 2006 was $0.2 million.

Stock Options

Our 2004 Plan was adopted in April 2004. The 2004 Plan permits the granting of both incentive stock options and non-qualified stock options. Stock options are exercisable over a period determined by our Board of Directors, but such period cannot be longer than ten years after the grant date. The exercise price is the closing market price of our stock on the date of grant and the options generally vest on a quarterly basis over a four year period.

Our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”), was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Stock options granted under the 1998 Equity Plan are exercisable over a period of ten years from the grant date. Our Board of Directors determined the exercise price at the time of grant of such options. In general, stock options granted under the 1998 Equity Plan vested on a quarterly basis over a four year period. The 1998 Equity Plan was superseded by the 2004 Plan.

Stock options transactions under our 1998 Equity Plan and 2004 Plan are summarized below:

	Shares	Exercise price per share	Weighted average exercise price
Outstanding at December 31, 2003	2,395,527	$0.30 – $2.70	$0.93

Granted	1,278,368	2.70 – 9.82	7.95
Exercised	(352,820)	0.30 – 2.70	0.76
Cancelled / Forfeited	(331,537)	0.75 – 9.82	4.35

Outstanding at December 31, 2004	2,989,538	$0.30 – $9.82	$3.57

Granted	1,879,750	2.24 – 5.03	2.54
Exercised	(568,035)	0.30 – 2.70	0.84
Cancelled / Forfeited	(193,195)	0.75 – 9.82	3.69

Outstanding at December 31, 2005	4,108,058	$0.30 – $9.82	$3.47

Granted	1,594,689	1.02 – 2.57	1.98
Exercised	(115,921)	0.54 – 0.75	0.75
Cancelled / Forfeited	(309,974)	0.54 – 9.82	4.30

Outstanding at December 31, 2006	5,276,852	$0.30 – $9.82	$3.03

The following table summarizes information about our outstanding stock options at December 31, 2006:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of exercise prices	Number of options	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.30 – $0.30	8,000	1.0	$0.30	8,000	$0.30
$0.31 – $0.75	939,223	5.1	$0.75	938,431	$0.75
$0.76 – $2.70	3,319,779	8.8	$2.19	1,104,022	$2.38
$2.71 – $7.56	449,312	7.7	$6.42	361,799	$6.65
$7.57 – $9.82	560,538	7.4	$9.13	400,607	$9.06

Outstanding at December 31, 2006	5,276,852	7.9	$3.03	2,812,859	$3.33

The weighted-average fair value of stock option awards granted after the adoption of SFAS No. 123R was $1.43 per share for the year ended December 31, 2006 and was estimated at the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

Year Ended December 31, 2006
Expected life	5.56 to 6.25 years
Expected volatility	78.9% to 84.0%
Risk-free interest rate	4.39% to 5.19%
Dividend yield	0%

The expected life of the stock options was calculated using the method allowed by the provisions of SFAS No. 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107 (SAB 107). The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

The status of our stock option plans at December 31, 2006, and changes during the year ended December 31, 2006, is summarized in the following table.

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2006	4,108,058	$3.47
Granted	1,594,689	1.98
Exercised	(115,921)	0.75
Forfeited or expired	(309,974)	4.30

Outstanding at December 31, 2006	5,276,852	$3.03	7.90

Vested and expected to vest at December 31, 2006	4,931,893	$3.05	7.80

Vested and exercisable at December 31, 2006	2,812,859	$3.33	7.00

As of December 31, 2006, we had 3,144,659 stock options outstanding that were “in the money” with an aggregate intrinsic value of $2.5 million and 1,614,702 exercisable stock options that were “in the money” with an aggregate intrinsic value of $1.7 million.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.1 million. The vesting period for stock options granted during the year ended December 31, 2006 was between 12 and 48 months.

As of December 31, 2006, there was $3.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years. The total grant-date fair value of stock options vested during the year ended December 31, 2006 was $2.4 million.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised (excess tax benefits) be classified as financing cash flows. We have sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no excess tax benefits relating to share-based payments have been recognized.

On February 17, 2006, we entered into a new employment agreement with our former Chairman pursuant to which we agreed to extend, under certain circumstances, the post-termination exercise period of his then-vested stock options. As a result of this modification, we recognized additional compensation expense of $0.1 million for the year ended December 31, 2006.

For stock options granted prior to the adoption of SFAS No. 123R, if compensation expense for our various stock option plans had been determined based upon the estimated fair value at the grant dates in accordance with SFAS No. 123, our pro forma net loss and basic and diluted loss per common share for the years ending December 31, 2005 and 2004 would have been as follows:

	Year Ended December 31,
	2005	2004
	(in thousands, except for per share amounts)
Net loss attributable to common stockholders, as reported	$(31,686)	$(26,118)
Add: Stock-based employee compensation expense included in reported net loss	1,436	482
Deduct: Employee stock-based compensation expense under fair-value based method	(2,316)	(1,329)
Deduct: Employee stock-based compensation relating to option modification	(17)	—
Deduct: Employee compensation for 2004 Employee Stock Purchase Plan under fair-value based method	(131)	(97)

Pro forma net loss attributable to common stockholders	$(32,714)	$(27,062)

Pro forma basic and diluted net loss per share of common stock	$(1.24)	$(1.73)

The fair value of these stock option grants was calculated using weighted averages of assumptions for the multiple stock options granted during the years ended December 31, 2005 and 2004.

	December 31,
	2005	2004
Expected stock price volatility	80%	62%
Expected term until exercise	5 years	5 years
Risk-free interest rate	4.07%	3.56%
Expected dividend yield	0%	0%

Employee Stock Purchase Plan

In 2004, our Board of Directors adopted the 2004 ESPP to provide eligible employees with the opportunity to purchase our stock at 85% of the lower of (i) the closing price of our common stock on the first day of the offering period and (ii) the closing price of our common stock on the last day of the offering period, which we refer to as the purchase date. Effective August 1, 2006, our Compensation Committee set future offering periods under the 2004 ESPP at six months.

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

Prior to the adoption of SFAS No. 123R, the 2004 ESPP was accounted for under APB No. 25 and we were not required to record compensation expense for the 2004 ESPP. Under the provisions of SFAS No. 123R, we recognize expense for shares expected to vest after January 1, 2006.

We estimate the number of shares to be purchased at each Balance Sheet date based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option valuation model. Share options for employees entering the 2004 ESPP on February 1, and August 1, 2006 were estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

Year Ended December 31, 2006
Expected life	0.5 years
Expected volatility	78.9% to 81.5%
Risk-free interest rate	4.48% to 5.11%
Dividend yield	0%

On January 31, 2006, 40,422 shares were purchased under the 2004 ESPP for $76,000, with an intrinsic value of $27,000 at the purchase date. On July 31, 2006, 52,660 shares were purchased under the 2004 ESPP for $46,000, with an intrinsic value of $7,900 at the purchase date.

An offering period commenced on August 1, 2006 and ended on January 31, 2007. During this offering period, 57,796 shares were purchased under the 2004 ESPP. During the year ended December 31, 2006, employees forfeited 12,868 shares of common stock expected to be purchased.

7) 2006 PRIVATE PLACEMENT

On October 5, 2006, we entered into an agreement to issue and sell in a private placement 28,232,202 shares of our common stock, at a price of $1.11 per share and warrants to purchase an aggregate of 7,058,042 shares of our common stock, at a purchase price of $0.125 per underlying share of common stock. The warrants issued had an exercise price of $1.33 per share and included a net share settlement provision. The securities were sold in two tranches. The first tranche, consisting of the sale of 23,245,724 shares of common stock and all 7,058,042 warrants, closed on October 16, 2006 and resulted in gross proceeds of $26.7 million. The second tranche, consisting of the sale of 4,986,478 shares of common stock, closed on December 18, 2006 and resulted in gross proceeds of approximately $5.5 million.

On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. Refer to Note 10, “Stockholders’ Equity.” On February 15, 2007, we exercised our right to require exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. As of March 5, 2007, warrants to purchase all 7,058,042 shares of common stock issued in the 2006 Private Placement had been exercised, resulting in gross proceeds of approximately $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock.

8) 2005 PRIVATE PLACEMENT

On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in gross proceeds of $31.0 million.

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

The warrants are currently exercisable, have a five-year term and an exercise price per share of $2.22. In accordance with EITF No. 00-19, the warrants have been recorded as a liability due to a liquidated damages clause covering up to 24 months and were valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 4.07% and a contractual life of five years.

In accordance with EITF No. 00-19, we recorded the estimated fair value of the warrants as of the closing date of our private placement at $6.8 million and recorded it as a warrant liability on our Balance Sheet. The fair value of the warrant liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported on the Statements of Operations. We have recorded an unrealized loss on the warrants of $0.2 million and $1.6 million for the periods ended December 31, 2006 and 2005, respectively. This amount is adjusted at the end of each quarter to reflect any change in fair value at such dates.

9) INITIAL PUBLIC OFFERING OF COMMON STOCK

In April 2004, we sold 5,000,000 shares of our common stock in our initial public offering at a price of $7.00 per share. We also issued an additional 750,000 shares of common stock through an over-allotment option exercised by our managing underwriters in April 2004, at $7.00 per share. After deducting underwriting discounts and expenses and offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $35.3 million.

Upon the closing of our initial public offering in April 2004, all of the outstanding shares of our redeemable convertible preferred stock were automatically converted into 13,295,427 shares of common stock. Dividends on the Series A, Series B, Series C, Series D and Series Roche redeemable convertible preferred stock accrued at an annual rate of 8%, whether or not funds were legally available or dividends were declared by our Board of Directors. Accrued dividends in the amount of $19.5 million were forfeited in April 2004.

10) STOCKHOLDERS’ EQUITY

Warrants

In connection with the 2006 Private Placement, we issued warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. Refer to Note 7, “2006 Private Placement.” On November 10, 2006, certain investors from our 2006 Private Placement exercised 3,066,811 warrants on a net share settlement basis, resulting in the issuance of 1,499,224 shares of common stock. As of December 31, 2006, 3,991,231 warrants remained outstanding. On February 15, 2007, we exercised our right to require exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. As of March 5, 2007, warrants to purchase all 7,058,042 shares of common stock issued in the 2006 Private Placement had been exercised, resulting in gross proceeds of approximately $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock.

In connection with the 2005 Private Placement, we issued warrants to purchase 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants are currently exercisable and have an expiration date of September 22, 2010. As of December 31, 2006, all of the warrants issued in connection with the 2005 Private Placement remained outstanding. Refer to Note 8, “2005 Private Placement.”

In December 2005, in connection with our development agreement with SMRI, we issued a warrant to purchase 154,128 shares of our common stock to SMRI at an exercise price of $2.62 per share. The warrant is currently exercisable and expires on December 18, 2010. Refer to Note 11, “License Agreements and Collaborations.”

During 2003, in connection with the issuance of the Series Roche redeemable convertible preferred stock, we issued a warrant to purchase 115,740 shares of our common stock to Roche at an exercise price of $12.96 per share. The warrant is currently exercisable and expires on August 19, 2008.

At December 31, 2006, the lessor of our facility held warrants to purchase 4,167 shares of our common stock at an exercise price of $5.25 per share. The warrants are currently exercisable and expire on March 8, 2010.

11) LICENSE AGREEMENTS AND COLLABORATIONS

Bayer AG in-license

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of December 31, 2006, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

Hoffmann-La Roche (2002 Roche Agreement)

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

Roche has paid us a total of $26.0 million through December 31, 2006 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.

Revenue relating to the upfront license payment and milestone payments is being recognized over the period in which we expect to obtain FDA approval of the first compound to be developed under the collaboration. During the years ended December 31, 2006, 2005, and 2004, we recognized revenue of $1.8 million, $4.6 million and $5.1 million, respectively, under the 2002 Roche Agreement, representing the upfront license payment, and milestone payments, which are being amortized over the expected period for the development of the first compound under the 2002 Roche Agreement, and research and development funding.

Hoffmann-La Roche (Amended and Restated 2003 Roche Agreement)

In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of neurological and psychiatric indications, and potentially other indications. This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we received an aggregate of $1.8 million of research and development funding in 2006. In addition, we will receive approximately $2.3 million (based on 1 USD: 1.31 CHF) in research and development funding in 2007.

Roche has paid us a total of $31.8 million through December 31, 2006 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $7.8 million and milestone payments totaling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved. During the years ended December 31, 2006, 2005, and 2004, we recognized revenue of $1.1 million, $5.3 million and $4.6 million, respectively, under the Amended and Restated 2003 Roche Agreement, representing the upfront license payment, research and development funding and milestone payments.

Amgen Inc. (2005 Amgen Agreement)

On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we received a $5.0 million upfront fee in November 2005 and are receiving research and development funding. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

As of December 31, 2006, we have received $11.1 million in payments from Amgen, consisting of a $5.0 million upfront fee, a $2.0 million milestone payment and research and development funding of $4.1 million. We are recognizing revenue over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. We recognized revenue from this collaboration of $6.4 million during the year ended December 31, 2006 and $1.2 million during the year ended December 31, 2005.

The Stanley Medical Research Institute (SMRI Development Agreement)

On December 20, 2005, we entered into the SMRI Development Agreement, pursuant to which we have conducted a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $960,000 of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that became exercisable on June 17, 2006 and expires on December 19, 2010.

On November 29, 2006, we received a milestone payment of $960,000. No revenue was recognized in 2006 and no revenue will be recognized until all predetermined milestones have been met. As of December 31, 2006, we were eligible to receive up to an additional $1.28 million in the form of milestone payments upon our achievement of certain milestones related to the Phase 2a trial in bipolar disorder. On February 23, 2007, we received an additional milestone payment of $640,000. We are eligible to receive the final milestone payment of $640,000 if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, we will be required to refund to SMRI the $1.6 million in milestone payments made by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial in bipolar disorder by December 31, 2007, although we do not expect there to be any refunds.

12) CONSULTING AGREEMENTS

In April 1998, we entered into a consulting agreement with one of our founders for an initial term of four years, with the option to automatically extend the term for additional one-year periods. Under the consulting agreement, we were obligated to pay a consulting fee during each of the one-year terms. Additionally, we were required to grant additional options to the consultant upon our issuance of new securities to ensure that the founder maintained a 4.9216% ownership in the Company, which obligation expired upon the completion of our initial public offering. Upon the closing of our initial public offering, we issued this consultant an option to purchase 117,187 shares of common stock with an exercise price equal to the initial public offering price of $7.00, as a result of which we recognized compensation expense of $437,000 during the year ended December 31, 2004.

We have entered into consulting arrangements with research consultants and scientific advisory board members for various services which generally require us to pay consulting fees on a monthly or quarterly basis as services are provided.

13) INCOME TAXES

Our 2006 tax benefits of $0.4 million consisted of proceeds of $0.2 million received from the sale of $2.5 million of state net operating loss carryforwards and proceeds of $0.2 million from the sale of New Jersey state research and development credits, offset by $13,000 in state taxes. Our 2005 tax benefit of $0.2 million consisted of proceeds of $0.2 million received for the sale of $3.2 million of state net operating loss carryforwards, offset by $13,000 in state taxes.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Our deferred tax assets as of December 31, 2006 and 2005, respectively, consisted of the following:

	2006	2005
	(In thousands)
Deferred tax asset:
Net operating loss carryforwards	$52,594	$40,173
Depreciation	227	—
Start-up expenditures	431	1,177
Research and development credit carryforwards	8,404	7,337
Deferred Income	8,283	7,958
Other, net	1,258	716

Total	71,197	57,361
Valuation allowance	(71,197)	(57,348)

Net deferred tax asset	—	13
Deferred tax liabilities:
Depreciation	—	(13)

Net deferred taxes	$—	$—

Based on our loss before income taxes during 2006, 2005 and 2004, we would have been expected to record a tax benefit using the statutory tax rate. The effective income tax rate differs from the statutory tax rate as follows:

	2006	2005	2004
Computed income taxes (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	(7.6)%	(7.7)%	(5.7)%
Permanent differences	1.5%	(1.0)%	1.3%
Increase in Valuation Allowance	44.0%	51.1%	39.9%
Sale of New Jersey net operating loss carryforwards and R&D credits	(1.2)%	(0.7)%	(0.9)%
Federal R&D credit	(3.8)%	(3.1)%	—
Other	(0.1)%	(5.3)%	(1.5)%

Effective income tax (benefit) rate	(1.2)%	(0.7)%	(0.9)%

A valuation allowance is provided when we believe it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance for 2006 and 2005 has been applied to offset fully the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized based on our history of operating losses.

In addition, the Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an “ownership change.” Such an “ownership change,” as described in Sections 382 and 383 of the Internal Revenue Code, may limit our ability to utilize our net operating loss and tax credit carryforwards. Additionally, various states have similar limitations on utilization of certain state net operating loss and credit carryforwards that may limit our ability to realize the benefits of these carryforwards.

At December 31, 2006, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $133.9 million and $117.5 million, respectively, and we had available research and development credit carryforwards for federal and state income tax reporting purposes of approximately $5.6 million and $2.8 million, respectively, that are available to offset future taxable income and tax, if any. The net operating loss carryforwards begin to expire in 2019 for federal purposes and 2008 for state purposes. The research and development credit carryforwards begin to expire in 2019 for federal purposes and 2014 for state purposes.

14) EQUIPMENT FINANCING AGREEMENTS

As of December 31, 2006, there was $1.1 million outstanding under our equipment financing agreements. The effective interest rate on the borrowings as of December 31, 2006 is approximately 11.5% per annum.

The maturities of these equipment loans vary through 2009 and require monthly payments. A summary of future principal payments for equipment notes payable at December 31, 2006 is as follows:

(in thousands)
2007	$744
2008	279
2009	66

Total	$1,089

15) RETIREMENT PLAN

Effective January 1, 1999, we established a 401(k) Retirement Plan (the 401(k) Plan) under which all of our employees are eligible. Following an initial waiting period, employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. In 2004, we began to match 50% of each employee’s pre-tax contributions, up to plan limits. The charges to operations for the matching feature of the 401(k) plan were $200,000, $202,000 and $179,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

16) COMMITMENTS AND CONTINGENCIES

Lease Agreement

In June 1999, we entered into a lease agreement for occupancy in our Montvale facility which includes laboratory and office space. Pursuant to subsequent amendments to the lease agreement in 2000, 2001, and 2004, total occupancy space has been increased to approximately 66,200 square feet. Our current lease agreement expires in 2014 with options to renew thereafter.

Annual minimum rental payments as of December 31, 2006 are as follows:

(in thousands)
2007	$1,962
2008	2,021
2009	2,082
2010	2,144
2011 and subsequent	7,814

Total	$16,023

Rent expense was approximately $2.1 million for each of the three years ended December 31, 2006, 2005 and 2004.

Employment Arrangements

We provide a severance arrangement for our executives, which includes salary continuance and health benefits for up to one year.

Commitments

We have entered into various agreements with contract research organizations, clinical sites, manufacturers and other vendors in connection with preclinical, Phase 1, and Phase 2 clinical trials of our drug candidates.

Litigation

There are no legal proceedings pending against us.

Insurance Risks

We are exposed to the risk of product liability claims that is inherent in the development of drugs. If any of our drug candidates harm participants in our clinical trials, we may be subject to costly and damaging product liability claims. We have product liability insurance that covers our clinical trials up to an aggregate of $10.0 million annually, with a deductible of $25,000 per claim. We maintain a claims made base policy and believe that this coverage is consistent with industry practice, but we cannot predict all of the possible harms or side effects that may result, and therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our drug candidates during clinical trials, our liability could exceed our total assets and our ability to pay the liability.

17) QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands)
2006:
Revenue	$2,780	$1,944	$1,958	$2,640
Net income/(loss) attributable to common stockholders	$(8,181)	$1,624	$(9,823)	$(14,727)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.04)	$(0.26)	$(0.23)

2005:
Revenue	$2,430	$2,491	$2,490	$3,700
Net loss attributable to common stockholders	$(8,449)	$(8,408)	$(11,183)	$(3,646)
Basic and diluted net loss per share of common stock	$(0.41)	$(0.40)	$(0.42)	$(0.10)

18) SUBSEQUENT EVENTS (UNAUDITED)

Hercules Financing

On March 19, 2007, we closed a $10.0 million term loan with Hercules Technology Growth Capital, Inc. Pursuant to the Loan and Security Agreement, dated as of March 16, 2007 (the “Loan Agreement”), Hercules made an initial loan to us in the amount of $6.0 million, less expenses. We will have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. The principal balance of each advance under the Loan Agreement shall bear interest from such advance date at an interest rate equal to the prime rate on the date the loan is requested plus 3.20%. The interest rate for the March 19, 2007 $6.0 million advance is 11.45%. The Loan Agreement allows for interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the last business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid anytime after June 16, 2008 but before the maturity date. Hercules may require that all amounts outstanding under the Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Our obligations under the Loan Agreement are secured by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Loan Agreement also provides for customary events of default following which Hercules may, at its option, accelerate the amounts outstanding under the Loan Agreement. In conjunction with the Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price per share of $2.09.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections titled “Directors, Executive Officers and Corporate Governance,” which will be filed in an amendment to this Annual Report on Form 10-K or in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation and Related Information,” which will be filed in an amendment to this Annual Report on Form 10-K or in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management,” which will be filed in an amendment to this Annual Report on Form 10-K or in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions and Director Independence,” which will be filed in an amendment to this Annual Report on Form 10-K or in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section titled “Principal Accountant Fees and Services,” which will be filed in an amendment to this Annual Report on Form 10-K or in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K:

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.2	Form of Amended and Restated Bylaws of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.6	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.7	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

Exhibit Number	Description
4.8	Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

4.9	Form of Warrant, dated as of September 23, 2005, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated September 21, 2005. Incorporated by reference to Exhibit B to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

4.10	Form of Warrant, dated as of December 19, 2005, issued by the Registrant to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

4.11	Form of Warrant, dated as of October 16, 2006, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated October 5, 2006. Incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.

4.12	Warrant, dated March 15, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.

10.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2005.

10.3**	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2006.

10.4	Lease Agreement, dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.5	First Amendment to Lease, dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease, dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease, dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement, dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.9*	Collaboration and License Agreement, dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.10	Letter Agreement, dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit Number	Description
10.11**	Employment Letter Agreement, dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2004.

10.12**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report to the Form 8-K, filed on September 16, 2004.

10.13**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.

10.14**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.

10.15**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.

10.16**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.

10.17**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2004.

10.18	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004.

10.19**	Employment Letter Agreement, dated as of March 3, 2005, between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2005.

10.20**	Employment Letter Agreement, dated as of May 3, 2005, between James R. Sulat and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2005.

10.21*	Second Amendment to the Collaboration and License Agreement, dated as of August 18, 2005, between F. Hoffmann-La Roche Ltd., Hoffman-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 19, 2005.

10.22	Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

10.23*	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.24	Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.25**	Employment Agreement, dated as of February 17, 2006, between Tony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2006.

Exhibit Number	Description
10.26	Third Amendment to the Collaboration and License Agreement, dated as of February 27, 2006, between F. Hoffman-LaRoche Ltd., Hoffman-LaRoche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

10.27*	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 10-K, filed on March 31, 2006.

10.28	Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 10-K, filed on March 31, 2006.

10.29**	Employment Agreement, dated February 8, 2006, by and between the Registrant and Stephen Murray, M.D., Ph.D. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2006.

10.30*	Amended and Restated Strategic Alliance Agreement, dated February 27, 2006, by and among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed for the quarter ended March 31, 2006.

10.31**	Employment Agreement, dated May 3, 2006, by and between the Registrant and Michael Smith. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

10.32	Form of Scientific Advisory Board Services Agreement dated July 31, 2006. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.

10.33	Securities Purchase Agreement, dated October 5, 2006, by and among the Registrant and the investors set forth on Exhibits A-1 and A-2 thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.

10.34	Amendment to the Collaboration and License Agreement, dated September 18, 2006, by and between Amgen and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed for the quarter ended September 30, 2006.

10.35**	Form of Amendment to Employment Agreement, dated November 13, 2006. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q, filed on November 14, 2006.

10.36**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Joseph M. Donabauer.

10.37**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Jzaneen Lalani.

10.38**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and David A. Lowe, Ph.D.

10.39**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Stephen R. Murray, M.D., Ph.D.

10.40**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Michael Smith.

10.41	Loan and Security Agreement, dated March 15, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.

Exhibit Number	Description
23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 30th day of March 2007.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ JAMES R. SULAT
James R. Sulat President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Sulat and Jzaneen Lalani, and each of them, as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Annual Report on Form 10-K, with all exhibits thereto, and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power of authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. SULAT James R. Sulat	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting and Financial Officer)	March 30, 2007

/s/ ANTHONY B. EVNIN, Ph.D. Anthony B. Evnin, Ph.D.	Director	March 27, 2007

/s/ JONATHAN FLEMING Jonathan Fleming	Director	March 23, 2007

/s/ WALTER GILBERT, Ph.D. Walter Gilbert, Ph.D.	Director	March 27, 2007

/s/ VAUGHN KAILIAN Vaughn Kailian	Director	March 26, 2007

/s/ ROBERT I. KRIEBEL Robert I. Kriebel	Director	March 26, 2007

Signature	Title	Date
/s/ DAVID A. LOWE, Ph.D. David A. Lowe, Ph.D.	Director	March 23, 2007

/s/ MICHAEL MEYERS, MPH Michael Meyers, MPH	Director	March 23, 2007

/s/ PETER F. YOUNG Peter F. Young	Director	March 27, 2007

Exhibit Index

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

3.2	Form of Amended and Restated Bylaws of the Registrant, which became effective on April 8, 2004. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

4.6	Form of Amendment to the Investor Rights Agreement dated as of February 27, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.

4.7	Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.

4.8	Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

4.9	Form of Warrant, dated as of September 23, 2005, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated September 21, 2005. Incorporated by reference to Exhibit B to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

4.10	Form of Warrant, dated as of December 19, 2005, issued by the Registrant to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

4.11	Form of Warrant, dated as of October 16, 2006, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated October 5, 2006. Incorporated by reference to Exhibit B to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.

Exhibit Number	Description

4.12	Warrant, dated March 15, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.

10.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2005.

10.3**	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2006.

10.4	Lease Agreement, dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.5	First Amendment to Lease, dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.6	Second Amendment to Lease, dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.7	Third Amendment to Lease, dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.8*	License Agreement, dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.9*	Collaboration and License Agreement, dated as of July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.10	Letter Agreement, dated as of October 22, 2003, amending the Collaboration and License Agreement dated July 29, 2002, among F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

10.11**	Employment Letter Agreement, dated as of May 18, 2004, between Jzaneen Lalani and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2004.

10.12**	Employment Letter Agreement, dated as of September 9, 2004, between David A. Lowe, Ph.D. and the Registrant. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report to the Form 8-K, filed on September 16, 2004.

10.13**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.

10.14**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.

Exhibit Number	Description
10.15**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.

10.16**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.

10.17**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2004.

10.18	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004.

10.19**	Employment Letter Agreement, dated as of March 3, 2005, between Joseph M. Donabauer and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2005.

10.20**	Employment Letter Agreement, dated as of May 3, 2005, between James R. Sulat and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2005.

10.21*	Second Amendment to the Collaboration and License Agreement, dated as of August 18, 2005, between F. Hoffmann-La Roche Ltd., Hoffman-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 19, 2005.

10.22	Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2005.

10.23*	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.24	Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

10.25**	Employment Agreement, dated as of February 17, 2006, between Tony Scullion and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2006.

10.26	Third Amendment to the Collaboration and License Agreement, dated as of February 27, 2006, between F. Hoffman-LaRoche Ltd., Hoffman-LaRoche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2006.

10.27*	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 10-K, filed on March 31, 2006.

10.28	Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 10-K, filed on March 31, 2006.

10.29**	Employment Agreement, dated February 8, 2006, by and between the Registrant and Stephen Murray, M.D., Ph.D. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2006.

Exhibit Number	Description
10.30*	Amended and Restated Strategic Alliance Agreement, dated February 27, 2006, by and among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed for the quarter ended March 31, 2006.

10.31**	Employment Agreement, dated May 3, 2006, by and between the Registrant and Michael Smith. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2006.

10.32	Form of Scientific Advisory Board Services Agreement dated July 31, 2006. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.

10.33	Securities Purchase Agreement, dated October 5, 2006, by and among the Registrant and the investors set forth on Exhibits A-1 and A-2 thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.

10.34	Amendment to the Collaboration and License Agreement, dated September 18, 2006, by and between Amgen and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed for the quarter ended September 30, 2006.

10.35**	Form of Amendment to Employment Agreement, dated November 13, 2006. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q, filed on November 14, 2006.

10.36**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Joseph M. Donabauer.

10.37**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Jzaneen Lalani.

10.38**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and David A. Lowe, Ph.D.

10.39**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Stephen R. Murray, M.D., Ph.D.

10.40**	Amendment to Employment Agreement, dated February 6, 2007, by and between the Registrant and Michael Smith.

10.41	Loan and Security Agreement, dated March 15, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
**	Indicates management contract or compensatory plan or arrangement.