Form 10-K/A
period 2006-12-31
MEMORY PHARMACEUTICALS CORP
filed 2007-04-30
CIK 1062216

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

As of April 16, 2007 the registrant had 71,848,034 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEMORY PHARMACEUTICALS CORP.

2006 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed by the Registrant with the Securities and Exchange Commission on April 2, 2007, and is being filed solely to replace Part III, Items 10 through Item 14.

Except as stated above, this Amendment does not update any of the disclosures in the Report to reflect events which occurred after the filing of the Report with the SEC, nor does it amend any information included in the Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Set forth below is information regarding each of our directors as of April 16, 2007. Our Board of Directors consists of nine members and is divided into three classes.

Name	Age	Position
Anthony B. Evnin, Ph.D(1)(2)(3)	66	Director
Jonathan J. Fleming(2)(3)	49	Director
Walter Gilbert, Ph.D.	75	Director
Vaughn Kailian(3)	62	Director
Robert I. Kriebel(1)	64	Director
Michael E. Meyers, M.P.H.(2)	38	Director
Peter F. Young(1)	57	Director
James R. Sulat	56	President, Chief Executive Officer and Director
David A. Lowe, Ph.D.	60	Chief Scientific Officer and Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominations Committee

Directors Whose Terms Expire in 2007—Class III Directors

Jonathan J. Fleming is one of our co-founders and is the Chairman of our Board of Directors. Mr. Fleming served as Chairman from January 1998 to May 2005 and assumed the position again in October 2006. Mr. Fleming has served as the Managing Partner of Oxford Bioscience Partners, a venture capital firm specializing in life science technology since 1996. Prior to joining Oxford Bioscience, he served as a Founding Partner of MVP Ventures in Boston, Massachusetts. Mr. Fleming serves as a member of the board of directors of Imcor Pharmaceutical Co. (formerly Photogen Technologies, Inc.), a specialty pharmaceutical company focused on developing medical imaging pharmaceutical products. He also serves as Chairman of the board of directors of BioProcessors Corporation, a privately-held corporation, and as a director of seven other privately-held companies, including Leerink Swann & Company, Inc., a Boston-based investment bank specializing in health care companies. Mr. Fleming is a Trustee of the Museum of Science in Boston and is a Senior Lecturer at the Massachusetts Institute of Technology’s Sloan School of Management. Mr. Fleming received a B.A. from the University of California, Berkeley and a Masters in Public Administration from Princeton University.

Walter Gilbert, Ph.D. is one of our co-founders and has served as one of our directors and as a member of our Scientific Advisory Board since our inception. Dr. Gilbert has served as a Managing Director and General Partner of BioVentures Investors II, a venture capital firm, since 2002. Dr. Gilbert has also served as the Carl M. Loeb University Professor Emeritus at Harvard University since 1985. He was a founder of Biogen, Inc. and from 1981 to 1985 served as its Chairman and Chief Executive Officer. Dr. Gilbert was also a co-founder of Myriad Genetics, Inc., where he has served as a director and Vice Chairman of the board of directors since 1992. Dr. Gilbert also serves as a director of three privately-held companies. Among other honors, Dr. Gilbert was awarded the Nobel Prize in Chemistry in 1980 for his contributions to the development of DNA sequencing methodology and he was elected a Member of the National Academy of Science in 1976. Dr. Gilbert received an A.B. (summa cum laude) from Harvard College, an M.A. from Harvard University, and a Ph.D. in Mathematics from Cambridge University.

Directors Whose Terms Expire in 2008—Class I Directors

Robert I. Kriebel has served as one of our directors since December 2004. Mr. Kriebel was Senior Vice President and Chief Financial Officer of Neose Technologies, Inc., a biopharmaceutical company from 2002 to 2005. From 1991 to 1999, he held various positions at U.S. Bioscience, Inc., most recently as Executive Vice President, Chief Financial Officer and Director. From 1974 to 1990, Mr. Kriebel held various positions with Aventis Inc. (formerly Rhone-Poulenc Rorer Inc.). From 1987 to 1990, he was Vice President and Controller of Armour Pharmaceutical Company, a subsidiary of Rorer Group Inc. In 1986, Mr. Kriebel was Vice President-Investor Relations of Rorer Group Inc. and from 1979 to 1985, he was Treasurer of Rorer Group Inc. Mr. Kriebel received a B.S. from Roanoke College.

Michael E. Meyers, M.P.H. has served as one of our directors since March 2002. Mr. Meyers served as a Partner and Portfolio Manager with Golden Tree Asset Management, L.P from 2006 to April 2007. From 2003 until 2006, Mr. Meyers served as a Managing Partner of Trivium Capital Management LLC. From 2000 to 2003, Mr. Meyers served as a Managing Director and Partner of Global Biomedical Partners, a life sciences venture capital firm. From 1997 to 2000, Mr. Meyers served as Director, Biotechnology and Pharmaceutical Investment Banking at Merrill Lynch & Co. From 1993 to 1997, Mr. Meyers served as Vice President, Health Care Investment Banking at Cowen & Company. Mr. Meyers received an A.B. from Brandeis University and a Master of Public Health in Health Policy and Management, with Highest Honors, from Columbia University.

James R. Sulat has served as our President and Chief Executive Officer and as one of our directors since May 2005. From May 2003 to February 2004, Mr. Sulat served as the Senior Executive Vice President of Moore Wallace Incorporated. Following the acquisition of Moore Wallace by R.R. Donnelley and Sons Company in February 2004, Mr. Sulat became Chief Financial Officer of R.R. Donnelley and served in that position until May 2004. From 1998 to 2003, Mr. Sulat served as Vice President and Chief Financial Officer of Chiron Corporation. Mr. Sulat serves as a director of Maxygen, Inc. and Intercell AG. Mr. Sulat received a B.S. from Yale University, and an MBA and an M.S. in Health Services Administration from Stanford University.

Directors Whose Terms Expire in 2009—Class II Directors

Anthony B. Evnin, Ph.D. has served as one of our directors since December 1998. Dr. Evnin has served as a general partner of Venrock Associates and other Venrock venture capital partnerships since 1975. Dr. Evnin serves as a director of Coley Pharmaceutical Group, Inc., Icagen, Inc., Infinity Pharmaceuticals, Inc., Pharmos Corporation, Renovis, Inc., and Sunesis Pharmaceuticals Incorporated, and as a director of several privately-held companies. Dr. Evnin received an A.B. from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

Vaughn Kailian was elected to our Board of Directors in October 2006 in connection with our 2006 Private Placement. Mr. Kailian has served as a General Partner of MPM Capital L.P. since 2005. From February 2002 to December 2004, he served as Vice Chairperson of Millennium Pharmaceuticals, Inc. and as head of the Millennium commercial organization. From 1990 to 2002, Mr. Kailian was the Chief Executive Officer, President, and a director of COR Therapeutics, Inc. From 1967 to 1990, he was employed by Marion Merrell Dow, Inc., and its predecessor companies in various international and domestic management, marketing and sales positions, including President and General Manager of Merrell Dow USA and Corporate Vice President of Global Commercial Development of Marion Merrell Dow, Inc. Mr. Kailian serves as the Chairman of the board of directors of ViaCell, Inc., and as a director of Cephalon, Inc. and NicOx, S.A., and several privately-held companies. Mr. Kailian also serves as a director of BIO Ventures for Global Health and the New England Healthcare Institute, both not-for-profit organizations. Mr. Kailian received a B.A. from Tufts University.

David A. Lowe, Ph.D. has served as our Chief Scientific Officer since October 2004 and as one of our directors since April 2005. From 2002 to 2004, Dr. Lowe served as Executive Vice President and Chief Scientific Officer at Fidelity Biosciences Group, a division of Fidelity Investments, where he was responsible for evaluating private equity investment opportunities in early- and mid-stage biopharmaceutical companies, focusing primarily on companies that target central nervous system diseases. During this time, Dr. Lowe also served as President and Chief Executive Officer of EnVivo Pharmaceuticals Inc., a drug-discovery company financed by Fidelity Biosciences. From 2000 to 2002, Dr. Lowe served as Vice President and Therapeutic Area Head, Central Nervous System at Roche Bioscience. From 1995 to 2000, Dr. Lowe served as Vice President and Global Head of Central Nervous System Research, Pharmaceutical Division at Bayer AG. Dr. Lowe is the author/co-author of more than 50 scientific publications and is listed as an inventor on several pending patent applications. Dr. Lowe received a B.Sc. (Hons.) from the University of Bristol and a Ph.D. in Neurobiology from the University of Leeds.

Peter F. Young has served as one of our directors since September 2004. Mr. Young has served as President and Chief Executive Officer of Intranasal Therapeutics, Inc. since March 2007. From 1999 until 2006, Mr. Young served as President and Chief Executive Officer of AlphaVax, Inc. From 1989 to 1999, Mr. Young was with Glaxo Wellcome, where he led the growth of Glaxo’s HIV portfolio, first as Vice-President, HIV & Opportunistic Infection Therapeutic Development & Product Strategy and then as Vice-President, HIV & Hepatitis, Global Commercial Development. He previously held various management positions with Abbott International and Glaxo, both internationally and in the United States. Mr. Young serves as Chairman of NCBIO, a trade association for North Carolina’s life sciences industry. Mr. Young received a B.A. and an MBA from Indiana University.

Our Executive Officers

Our executive officers are subject to annual appointment by the Board of Directors at its first meeting following the Annual Meeting of our stockholders. Set forth below is information regarding each of our executive officers as of April 16, 2007. Further information about Mr. Sulat and Dr. Lowe is presented above under the heading “Our Board of Directors.”

Name	Age	Position
James R. Sulat	56	President, Chief Executive Officer and Director
Joseph M. Donabauer	44	Vice President, Controller and Treasurer
Jzaneen Lalani	34	General Counsel and Corporate Secretary
David A. Lowe, Ph.D.	60	Chief Scientific Officer and Director
Stephen R. Murray, M.D., Ph.D.	44	Vice President, Clinical Development
Michael P. Smith	39	Vice President, Business Development

Joseph M. Donabauer has served as our Vice President and Controller and Principal Financial Officer since December 2004. He has served as Controller since May 2002 and as our Principal Accounting Officer since December 2003. From 1999 to 2002, Mr. Donabauer held senior financial management positions at Genzyme Biosurgery (formerly Biomatrix Incorporated), including Controller of the New Jersey operations. Prior to joining Genzyme, Mr. Donabauer held financial management positions at General Signal (now SPX Corp.), Hoffman-La Roche and Reckitt & Colman (now Reckitt Benckiser).

Jzaneen Lalani has served as our General Counsel since February 2007 and as our Corporate Secretary since June 2004. From June 2004 to February 2007, Ms. Lalani served as our Vice President, Legal Affairs. From 2003 to 2004, Ms. Lalani was a member of the Corporate and Commercial Law Group at Kronish Lieb Weiner & Hellman LLP, where she worked with privately held and publicly traded companies on transactions including mergers and acquisitions, financings and securities offerings. From 1999 to 2003, Ms. Lalani was a member of the Business & Technology Group at Brobeck Phleger & Harrison LLP, where her practice also included representing emerging growth companies and newly-public companies. Ms. Lalani received a B.Sc. from Queen’s University, a LL.B. from the University of Victoria and a Masters of International Affairs and a Masters of Law from Columbia University.

Stephen R. Murray, M.D., Ph.D. has served as our Vice President, Clinical Development since April 2006. From 2001 to 2006, Dr. Murray was with Pfizer Pharmaceuticals, first as Medical Director at Pfizer Pharmaceutics Group (Indications: schizophrenia, bipolar disorder) from 2001 to 2004, and then as Senior Medical Director and Worldwide Medical Team Leader, Schizophrenia, at Pfizer Global Pharmaceuticals from 2004 to 2006. Prior to joining Pfizer, Dr. Murray was a psychiatrist in private practice for five years. Dr. Murray received a B.S. from the University of South Carolina and an M.D. and Ph.D. in molecular and cellular biology from the Medical University of South Carolina.

Michael P. Smith has served as our Vice President, Business Development since July 2006. From 2004 to 2006, he served as the Vice President of Business Development of QLT, Inc. From 1998 to 2004, Mr. Smith held several senior positions at Chiron Corporation, including Manager, Corporate Finance and Business Development and Director, Corporate Development. From 1996 to 1998, he served as Finance/Business Development Manager for Ascent Logic Corporation. From 1990 to 1994, Mr. Smith was a Senior Associate at Watson Wyatt Worldwide Consulting. Mr. Smith received a B.S. from the University of Virginia and an MBA from the University of California at Berkeley.

Audit Committee and Audit Committee Financial Expert

We have an Audit Committee, currently comprised of Messrs. Kriebel (Chairman) and Young and Dr. Evnin. Our Board of Directors has determined that each member of the Audit Committee is an “independent director” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and that Mr. Kriebel is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(i) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of common stock (Forms 3, 4, and 5) with the SEC. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all such forms that they file.

To our knowledge, based solely on our review of the copies of such reports and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Kailian and MPM BioVentures IV LP each filed one late Form 4 for one transaction occurring in December 2006. Both Mr. Kailian’s and MPM BioVentures IV LP’s Form 4s were subsequently filed in January 2007.

Code of Ethics

We have adopted a “Code of Ethics” as defined by applicable rules of the SEC and the Nasdaq Stock Market, which applies to our principal executive officer, principal financial officer, principal accounting officer/controller and other senior financial and reporting persons and our directors. This code is publicly available on our website at www.memorypharma.com under the “Investors—Corporate Governance—Code of Ethics” captions. If we make any amendments to the code of ethics for our senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of our Board of Directors and is responsible for setting the overall compensation philosophy of the Company and for approving the compensation awarded to our President & Chief Executive Officer and each of our other Named Executive Officers listed in the Summary Compensation Table.

Our Compensation Philosophy and Objectives

Our executive compensation program is designed to encourage our Named Executive Officers to focus on the achievement of short-term and long-term performance goals by aligning the compensation paid to our executive officers with their individual performance and the overall achievement of our company-wide research and development objectives and our other corporate objectives. The Compensation Committee also strives to set compensation at levels that it believes are comparable to those for executives at other companies in the biotechnology industry that are of similar size and stage of development so that our overall compensation package remains competitive and enables us to attract, motivate and retain executives who are critical to our long-term success. In addition, the Compensation Committee believes that our executive compensation program should align the financial interests of our executive officers with the long-term interests of our Company and the interests of our stockholders.

Determining Executive Compensation

The Compensation Committee’s process for determining executive compensation includes an analysis, for each executive officer, of each element of our compensation program, including a comparison of these compensation components, separately and in total, with compensation programs at peer group companies. To assist the Compensation Committee in its review of executive compensation, our Human Resources Department provides data compiled from executive compensation surveys, including the annual Radford Biotechnology Survey, as well as data gathered from annual reports and proxy statements of companies that the Compensation Committee selects as part of our “peer group” for executive compensation analysis purposes. The Compensation Committee’s intent generally is to choose peer group members that have one or more attributes significantly similar to us, including size, stage of development, employee population and geographic location, and that are companies with which the Compensation Committee believes we compete both for talent and for stockholder investment.

In connection with the Compensation Committee’s annual decisions regarding base salary, bonuses and equity awards, the Committee reviews our company-wide research and development objectives for the Company and our other corporate objectives and the level of achievement of each objective during the prior year. Our President & Chief Executive Officer also provides the Committee with an evaluation of each executive officer’s individual performance during the year (other than his own), detailing his or her accomplishments, areas of strength, and goals for the upcoming year and makes a recommendation to the Compensation Committee with respect to each executive officer’s bonus compensation for the prior year and base salary and options for the succeeding year. This evaluation is based on his knowledge of each executive officer’s performance, an individual self-assessment by the executive officer and a formal performance review conducted with the executive officer by the President & Chief Executive Officer. The recommendation is also based on our President & Chief Executive Officer’s review of the compensation data gathered from the compensation surveys. Using this information and its judgment, the Compensation Committee then determines the annual base salary levels, bonus targets as a percentage of salary and stock options to be awarded to each executive officer. The Compensation Committee’s annual review of our executive compensation program and the approval of base salaries, prior year bonuses and annual stock option awards occur in January of each year. Stock grants are then awarded and bonuses are paid in February and salary adjustments become effective in February.

The Elements of our Executive Compensation Program

The compensation package for the Company’s President & Chief Executive Officer and each of our Named Executive Officers consists of the following elements:

•	base salary

•	annual cash bonus awards

•	long-term incentives

•	other benefits

The Compensation Committee has chosen these elements of compensation to create a flexible compensation package that reflects both the nature of the biotechnology business and the scope of our executive officers’ roles in the Company.

Base Salary

Base salaries are designed to reward the core competence in the executive officer’s role relative to skills, experience and contribution to the Company. The Compensation Committee reviews the Named Executive Officers’ base salaries annually, as well as at the time of a promotion or other change in responsibilities. In connection with the annual salary reviews of all employees, the Compensation Committee sets an aggregate budget for merit increases company-wide. Increases in salary for each of the Named Executive Officers are included in the overall merit increase budget for the year.

The Compensation Committee seeks to set base salaries at levels that are competitive with those paid to senior executives with comparable qualifications, experience and responsibilities at other companies in the pharmaceutical and biotechnology industries. As such, in setting base salaries, the Compensation Committee reviews industry, peer group and national survey results to ensure that our pay practices are substantially consistent with those of other companies in these industries. In general, the Compensation Committee targets base salary ranges near the median of the range of salaries for executives in similar positions with similar responsibilities and experience at comparable companies.

In addition, in making salary adjustments, the Compensation Committee considers the Named Executive Officer’s qualifications and experience, the scope of his or her responsibilities, the Named Executive Officer’s individual performance in the previous year, including his or her achievement of individual goals and objectives for the year, the overall performance of the Company during the year, the Named Executive Officer’s leadership role within the Company, and the level of compensation compared to other Company executive officers.

Base salary increases for our Named Executive Officers for 2006 ranged from 0% to 7.6%. On a pro-rated basis, the overall rate of increase for 2006 was 3.8%. For 2007, base salary increases for our Named Executive Officers ranged from 3.6% to 4.0% and the overall increase for the Company was 3.8%.

Annual Cash Bonus

In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our Named Executive Officers to achieve defined annual goals.

In the last quarter of the year, our Board of Directors works collaboratively with management to develop a detailed set of overall objectives for the Company, including research and development objectives and other corporate objectives, for the upcoming year. In addition, the Compensation Committee, upon the recommendation of the President & Chief Executive Officer, sets individual goals for each of the Named Executive Officers for the upcoming year. Our overall Company objectives for a given year serve as the annual objectives against which our President & Chief Executive Officer’s performance is measured.

Determination of actual bonuses are made by the Compensation Committee after the end of the fiscal year based on the level of achievement of overall Company objectives and individual objectives and the executive officer’s performance generally. Goals and weightings for each executive officer vary depending on the executive officer’s position and areas of responsibility and the executive officer’s contribution to the Company’s performance.

In assessing performance against objectives, the Compensation Committee considers the Company’s actual results against the specific deliverables associated with each objective, the extent to which each objective was a challenging one for the Company and whether any external factors had an impact on these objectives. Based on the assessment by our Board of Directors of the level of overall achievement by the Company and the Compensation Committee’s assessment of the individual performance levels of each Named Executive Officer, annual bonuses may be above or below target bonus levels, at the discretion of the Compensation Committee. Actual bonuses are paid in the first quarter of the year following the year for which the bonus is earned.

For 2006, our research and development objectives included the commencement or completion of several clinical trials, the identification of new development candidates from our preclinical development pipeline and the achievement of milestones under our collaborations. Our other corporate objectives included financial goals, such as raising additional financing to fund the advancement of our pipeline and other objectives, such as building an in-house clinical development team. For 2006, the Board of Directors determined that, while a number of our objectives were met, not all of our 2006 objectives were achieved in the time frame that we had set. Many of these objectives, however, were achieved at a later point during the year or, with respect to particularly challenging objectives, we demonstrated significant progress towards their achievement. Based on this determination, the Compensation Committee set 2006 bonuses, 2007 salaries and stock option grants.

Our President & Chief Executive Officer is eligible to receive an annual cash bonus of up to 35% of his annual base salary. Each of our other Named Executive Officers is eligible to receive an annual cash bonus of up to 25% of his or her annual base salary. We believe that the target bonus amounts for our Named Executive Officers are generally below the median for target bonus amounts for comparable companies, based both on our internal research and the information provided in industry surveys. Cash bonuses for executive officers in 2006 (which were paid in February 2007) were as follows: 50% of the target bonus (or 17.5% of 2006 salary paid) for Mr. Sulat, 70% of target bonus (or 17.5% of 2006 salary paid) for Mr. Donabauer, 80% of the target bonus (or 20% of 2006 salary paid) for each of Dr. Lowe and Dr. Murray and 100% of the target bonus (or 25% of 2006 salary paid) for Ms. Lalani.

Long-Term Equity Incentive Awards

The Compensation Committee believes that providing a significant portion of our executive officers’ total compensation package through long-term incentives in the form of stock options directly aligns the interests of our executives with the interests of our stockholders and our long-term success. In addition, the Compensation Committee considers long-term incentive grants as a means to attract and retain highly qualified executives and key personnel and has always included long-term incentives as a key component of our executive compensation package, consistent with practices throughout the pharmaceutical and biotechnology industries.

Long-term incentives are structured to encourage key employees to continue in the employ of the Company and to motivate performance that will meet the long-term expectations of stockholders. In determining the size of any stock option award to a Named Executive Officer, the Compensation Committee considers factors similar to those considered in setting the Named Executive Officer’s base salary increase and annual cash bonus, as well as considering the value of outstanding options held by such Named Executive Officer and the recommendations made by our President & Chief Executive Officer.

Stock option grants are generally made to Named Executive Officers at the time that they join the Company, as well as in connection with our annual Company-wide option grant program in the first quarter of each year. Stock option grants to Named Executive Officers are made under our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), at an exercise price equal to the closing price of our common stock on the date of grant, and they expire ten years after the date of the grant. Vesting of our stock option grants generally occurs on a quarterly basis over a four-year period.

Other Compensation Policies

Personal Benefits

Our executives are eligible to participate in programs that are generally made available to all of our salaried employees, including medical, dental, life, disability and 401(k) plans and our employee stock purchase plan. We “match” a portion of executive contributions to our 401(k) savings plan at the same rate that we match the contributions of all of our other employees. It is generally our policy not to extend personal benefits or perquisites to our executives that are not available to all of our employees.

Employment Agreements and Severance Payment and Change of Control Agreements

Our Compensation Committee has determined it appropriate to provide certain benefits to each of our Named Executive Officers in the event of a termination of employment by us without Cause or resignation by the Named Executive Officer for Good Reason, as more fully described under “Executive Employment Agreements—Potential Payments upon Termination or Resignation.”

As such, we have adopted a change of control severance program that applies to each of our Named Executive Officers, other than our President & Chief Executive Officer, who has separate change of control terms in his employment agreement and Mr. Scullion, whose employment agreement with the Company expired in January 2007. The program is intended to align the interests of our Named Executive Officers with those of our stockholders by enabling our Named Executive Officers to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the Named Executive Officers’ own employment. Consistent with the purpose of the program, our change of control agreements require that there be both a change of control and an involuntary termination without cause or a voluntary termination for good reason, which is often referred to as a “double-trigger.” The double-trigger ensures that we will become obligated to make payments, or accelerate vesting, under the change of control agreements only if the Named Executive Officer’s employment actually terminates as a result of the change of control. We believe that change of control agreements should compensate executives who are displaced by a change of control and not serve as an incentive to increase an executive’s personal wealth. For a description of these agreements and benefits, see the section titled “Executive Employment Agreements—Potential Payments upon Termination or Resignation,” below.

The Effect of Regulatory Requirements on our Executive Compensation

Section 162(m) disallows a deduction for compensation exceeding $1,000,000 in any taxable year that is paid to a publicly-held corporation’s chief executive officer or to its four other most highly compensated executive officers, unless such compensation meets the requirements for the performance-based exception to the general non-deductibility rule. Income resulting from the exercise of stock options granted pursuant to the 2004 Plan should qualify for the exception for performance-based compensation. The Compensation Committee does not believe that other components of the compensation awarded to our executive officers will likely exceed $1,000,000 for any such executive officer in the foreseeable future and therefore has concluded that no further action with respect to qualifying this compensation for deductibility is necessary at this time. In the future, the Compensation Committee will evaluate the advisability of qualifying our executive compensation for the performance-based exception provided for in Section 162(m), if deemed necessary to ensure the deductibility of such compensation.

Compensation Committee Report

In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management this Compensation Discussion and Analysis. Based upon the review and discussions referred to above, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Members of the Compensation Committee:

Jonathan J. Fleming (Chairman)

Anthony B. Evnin, Ph.D.

Michael E. Meyers, M.P.H.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for the last fiscal year by our Principal Executive Officer, our Principal Financial Officer and each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006. Mr. Scullion, our former Executive Chairman, is also included in the table because he would have been among our three most highly compensated executive officers had he been serving in such capacity as of December 31, 2006. We refer to the officers listed in the table below collectively as our “Named Executive Officers.”

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Option Awards ($)(2)		All Other Compensation ($)(3)		Total Compensation ($)
James R. Sulat	2006	395,000	69,125		380,563		—		851,288
President & Chief Executive Officer (Principal Executive Officer)

Joseph M. Donabauer	2006	187,333	33,000		78,492		—		305,425
Vice President and Controller (Principal Financial Officer)

Jzaneen Lalani(4)	2006	262,833	66,000		148,375		12,885	(5)	490,093
General Counsel

David A. Lowe, Ph.D.	2006	352,917	71,000		424,746		—		855,263
Chief Scientific Officer

Stephen R. Murray, M.D., Ph.D.(6).	2006	195,030	130,000	(7)	55,667		—		382,697
Vice President, Clinical Development

Tony Scullion(8)	2006	228,443	—		127,256	(9)	38,756	(10)	394,455
Former Executive Chairman
(1)	Amounts in the “Bonus” column represent bonuses attributable to performance in 2006. Bonuses were paid in 2007.
(2)	This column represents the amount we have expensed during 2006 under Statements of Financial Accounting Standards (SFAS) No. 123R Share-Based Payments (“SFAS No. 123R”), for outstanding stock option awards granted in 2006 and in previous fiscal years. These award fair values have been determined based on the assumptions set forth in Note 6–“Stock Based Compensation” to the financial statements in our Annual Report on Form 10-K filed with the SEC on April 2, 2007.
(3)	Does not include perquisites or personal benefits paid to Named Executive Officers unless the aggregate amount paid to a Named Executive Officer in 2006 was in excess of $10,000.
(4)	Ms. Lalani served as our Vice President, Legal Affairs from June 2004 until February 2007.
(5)	Includes $6,600 in 401(k) employer matching contributions and $6,285 in legal fees for immigration-related matters.
(6)	Dr. Murray’s employment with us commenced in April 2006.
(7)	Includes a $75,000 sign-on bonus.
(8)	In February 2006, we entered into a new employment agreement with Mr. Scullion that superseded his previous agreement and pursuant to which he resigned as Executive Chairman of our Board of Directors effective January 31, 2006. In connection with entering into the new employment agreement, Mr. Scullion continued on as Chairman of our Board of Directors and agreed to provide services to the Company through January 31, 2007.
(9)

In connection with Mr. Scullion’s employment agreement, we extended the period in which Mr. Scullion is allowed to exercise his options from 90 days following the termination or expiration of his employment to

December 31, 2007 (or 22.5 months following the expiration of the agreement). Of this amount, $118,533 represents the extension of this period from 90 days to 22.5 months.
(10)	Represents insurance premiums of $14,530 for a life insurance policy, $10,615 in employer-paid tax preparation services, $6,600 in 401(k) employer matching contributions, $5,000 in legal fees related to the negotiation of Mr. Scullion’s February 2006 employment agreement, $1,286 in an automobile allowance and $725 in employer-paid disability insurance premiums.

GRANTS OF PLAN-BASED AWARDS FOR THE YEAR ENDED DECEMBER 31, 2006

The following table provides information concerning grants of stock options to each of our Named Executive Officers during the year ended December 31, 2006.

Name	Grant Date	Compensation Committee Approval Date		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(1)
James R. Sulat	—	—		—		—	—
Joseph M. Donabauer.	03/03/06	03/03/06		30,000		2.49	55,200
Jzaneen Lalani	03/03/06	03/03/06		60,000		2.49	110,100
David A. Lowe, Ph.D	03/03/06	03/03/06		100,000		2.49	184,000
Stephen R. Murray, M.D., Ph.D	04/17/06	02/09/06	(2)	200,000		2.30	334,000
Tony Scullion	07/19/06	07/19/06		10,000	(3)	1.15	8,000

(1)	This column represents the fair value of the stock option awards granted in 2006, determined in accordance with SFAS No. 123R, based on the assumptions set forth in Note 6–“Stock Based Compensation” to the financial statements in our Annual Report on Form 10-K filed with the SEC on April 2, 2007.
(2)	The Compensation Committee approved the terms of Dr. Murray’s offer letter of employment on February 9, 2006, pursuant to which he was granted a stock option to purchase 200,000 shares of our common stock on the date he commenced employment with us, which was April 17, 2006.
(3)	This stock option would have vested in full on July 19, 2007, but was cancelled upon expiration of Mr. Scullion’s employment agreement on January 31, 2007.

OUTSTANDING OPTION AWARDS AS OF DECEMBER 31, 2006

The following table provides information as of December 31, 2006 regarding exercised and unexercised stock options held by each of our Named Executive Officers. During the year ended December 31, 2006, none of the Named Executive Officers exercised any of their stock options. Each of the stock options granted to our Named Executive Officers expires ten years after the date of the grant. Unless otherwise noted, the stock options listed vest in equal quarterly installments over a four-year period commencing on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
James R. Sulat	187,500		312,500		2.45	5/16/2015
	164,062		360,938		2.24	8/14/2015

Joseph M. Donabauer	3,646		—		0.75	6/16/2012
	208		—		0.75	9/30/2012
	16,187		9,713		9.82	5/3/2014
	22,500	(1)	7,500		2.39	5/11/2015
	2,500		7,500		2.38	10/10/2015
	5,625		24,375		2.49	3/2/2016

Jzaneen Lalani	31,250		18,750		6.95	6/9/2014
	26,250	(1)	8,750		2.39	5/11/2015
	12,500		37,500		2.38	10/10/2015
	11,250		48,750		2.49	3/2/2016

David A. Lowe, Ph.D.	150,000	(1)	—		6.98	9/30/2014
	43,750		56,250		5.03	3/2/2015
	41,250	(1)	13,750		2.39	5/11/2015
	21,250		63,750		2.38	10/10/2015
	18,750		81,250		2.49	3/2/2016

Stephen R. Murray, M.D., Ph.D.	25,000		175,000		2.30	4/17/2016

Tony Scullion	260,242		—		0.75	9/3/2011
	248,761		—		0.75	3/31/2012
	30,481	(2)	—		2.70	10/09/2013
	1,382		460		2.70	12/17/2013
	33,333	(3)	—		2.70	12/29/2013
	—		10,000	(4)	1.15	7/18/2016

(1)	Vest in equal quarterly installments over a two-year period.
(2)	Vested in full on the grant date of October 10, 2003.
(3)	Vested in full on the grant date of December 30, 2003.
(4)	This stock option would have vested in full on July 19, 2007, but was cancelled upon expiration of Mr. Scullion’s employment agreement on January 31, 2007.

Executive Employment Agreements

We have employment agreements with each of Messrs. Sulat and Donabauer, Drs. Lowe and Murray and Ms. Lalani. We had an employment agreement with Mr. Scullion, which expired on January 31, 2007. A summary of the material terms of these agreements is provided below. In February 2007, we entered into amendments to the employment agreements for our executive officers, with the exception of Mr. Sulat, to provide for certain payments and benefits if an executive officer’s employment with the Company is terminated by the Company without cause or by the executive officer for good reason following certain events in connection with a change of control. A description of these payments and benefits is provided below in the section titled “Potential Payments Upon Termination or Resignation.” In addition, we entered into an amendment to the employment agreement for Mr. Sulat in April 2007.

James R. Sulat

We have an employment letter agreement with Mr. Sulat that has an unspecified term. This agreement originally provided for a base salary of $395,000 per year, subject to annual review by the Compensation Committee. Mr. Sulat’s current base salary, as approved by the Compensation Committee, is $410,000. The agreement also specifies that Mr. Sulat would be elected to our Board of Directors as soon as reasonably practicable following his start date with the Company. As provided in the letter agreement, Mr. Sulat received stock option grants to purchase an aggregate of 1,025,000 shares of our common stock which vest in quarterly installments over the four-year period following the date of grant of each stock option. Under the letter agreement, Mr. Sulat is also eligible to receive annual bonus payments which depend on our performance and his individual performance, in each case as determined by our Board of Directors. Mr. Sulat’s target bonus is 35% of his base salary. In the event that we terminate Mr. Sulat’s employment without cause or he terminates his employment for good reason, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued medical and dental coverage for one year. In addition, upon any such termination of employment, he will be entitled to receive the average of his annual bonuses for the three prior years (or such shorter period if he has not been employed by us for three years) in twelve equal monthly installments and accelerated vesting of 25% of his then unvested stock options. Notwithstanding the above, Mr. Sulat’s unvested stock options will become fully vested if, within three months prior to, or within 18 months after, a Change of Control (as defined in the letter agreement), (x) we terminate Mr. Sulat’s employment without cause or (y) Mr. Sulat terminates his employment for good reason, which includes termination within three months after (i) a material diminution in his responsibilities, (ii) he no longer reports to the Board of Directors or ceases to be a member of the Board of Directors, (iii) his principal work location changes by more than 50 miles from our current principal offices, or (iv) we reduce his base salary. Any nonstatutory stock options held by Mr. Sulat will remain exercisable until the later to occur of (i) 90 days after the date of termination and (ii) January 15 of the calendar year immediately succeeding the date of termination.

Joseph M. Donabauer

We have an employment agreement with Mr. Donabauer that has an unspecified term. This agreement originally provided for a base salary of $180,000, subject to annual review by the Compensation Committee. His current base salary, as approved by the Compensation Committee, is $195,000. Mr. Donabauer is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case, as determined by our Board of Directors. Mr. Donabauer’s target bonus is 25% of his base salary. In the event that we terminate Mr. Donabauer’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Donabauer to, and any health insurance otherwise available through, a new employer).

Jzaneen Lalani

We have an employment agreement with Ms. Lalani that has an unspecified term. This agreement originally provided for a base salary of $190,000 and an initial stock option grant for 50,000 shares of our common stock, vesting over four years in quarterly installments. Her current base salary, as approved by the Compensation Committee, is $274,000. Ms. Lalani is also entitled to receive annual bonus payments that depend on our performance and her individual performance, in each case, as determined by our Board of Directors. Ms. Lalani’s target bonus is 25% of her base salary. In the event that we terminate Ms. Lalani’s employment without cause, she is entitled to receive 12 months’ severance, based on her then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Ms. Lalani to, and any health insurance otherwise available through, a new employer).

David A. Lowe, Ph.D.

We have an employment letter agreement with Dr. Lowe that has an unspecified term. This agreement originally provided for a base salary of $330,000, a one-time bonus of $50,000 and an initial stock option grant for 150,000 shares of our common stock, vesting over two years in quarterly installments. Dr. Lowe’s current base salary, as approved by the Compensation Committee, is $369,000. In the first quarter of 2005, Dr. Lowe received an additional stock option grant for 100,000 shares of our common stock, which vests over four years in quarterly installments. Dr. Lowe is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case as determined by our Board of Directors. Dr. Lowe’s target bonus is 25% of his base salary. In the event that we terminate Dr. Lowe’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Dr. Lowe to, and any health insurance otherwise available through, a new employer). Under this agreement Dr. Lowe was entitled to receive a relocation reimbursement of up to $150,000, including a gross-up payment for taxes incurred by him in connection with this payment.

Stephen R. Murray, M.D., Ph.D.

We have an employment agreement with Dr. Murray that has an unspecified term. This agreement originally provided for a base salary of $275,000, a one-time signing bonus of $75,000, and an initial stock option grant to purchase 200,000 shares of our common stock, which vests over four years in quarterly installments. Dr. Murray’s current base salary, as approved by the Compensation Committee, is $285,000. Dr. Murray is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case, as determined by our Board of Directors. Dr. Murray’s target bonus is 25% of his base salary. In the event that we terminate Dr. Murray’s employment without cause, he is entitled to receive 12 months’ severance, based on his then-current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Dr. Murray to, and any health insurance otherwise available through, a new employer). If Dr. Murray resigns or we terminate his employment for Cause (as defined in the employment letter agreement) within eighteen months of his start date with us, he will be required to repay the one-time bonus.

Tony Scullion

Our original employment agreement with Mr. Scullion, which was entered into on July 2, 2001, was superseded by a new employment agreement in February 2006. Under the original agreement, Mr. Scullion was entitled to an initial base salary of $350,000 per year, and received a one-time signing bonus of $100,000, a one-time payment of $40,000 to reimburse his former employer for costs associated with a life insurance policy on his life payable to his designated beneficiaries and an initial stock option grant of 367,133 shares of our common stock, which vested quarterly over four years. Under the original agreement, Mr. Scullion was eligible to receive annual bonus payments which depended on our performance and his individual performance, in each case as determined by our Board. We also paid the current premium of approximately $14,000 per year on a life insurance policy on Mr. Scullion’s life payable to his designated beneficiaries. If Mr. Scullion’s employment had been terminated without cause or if he had terminated his employment with good reason, he would have been entitled to receive 12 months’ severance, based on his current base salary, payable over the 12-month period following termination, plus continued health coverage for one year (less, during the last six months, any amounts earned for services rendered by Mr. Scullion to, and any health insurance otherwise available through, a new employer). In addition, upon any such termination of employment, he would have been entitled to accelerated vesting of 25% of his then-unvested stock options.

In February 2006, we entered into a new employment agreement with Mr. Scullion, which superseded Mr. Scullion’s prior employment agreement with us. Under the terms of the agreement, effective February 17, 2006, Mr. Scullion ceased to serve as our Executive Chairman, but continued to serve as the Chairman of our Board of Directors. Pursuant to the terms of the agreement, Mr. Scullion agreed to devote an average of approximately eight to twelve hours per week to us at the gross semi-monthly rate of $8,333, and was entitled to our standard employee benefits. In addition, we agreed to continue to (i) reimburse Mr. Scullion for all reasonable home office expenses, (ii) pay the premium, in the approximate amount of $14,530, relating to Mr. Scullion’s existing life insurance policy, and (iii) reimburse Mr. Scullion for tax preparation services for the 2005 and 2006 tax years in an amount up to $12,000 per year. If Mr. Scullion’s employment had been terminated without cause, under the terms of the new agreement, he would have been entitled to receive the semi-monthly payments for the remainder of the term, as well as (ii) and (iii), above. Pursuant to the terms of the agreement, we also extended the period in which Mr. Scullion is allowed to exercise his options from 90 days following the termination or expiration of his employment to December 31, 2007 (or 22.5 months following the expiration of the agreement). The new employment agreement expired on January 31, 2007, and Mr. Scullion resigned from our Board of Directors effective as of such date.

Potential Payments Upon Termination or Resignation

As discussed above, in February 2007, we entered into amendments to the employment agreements for each of our Named Executive Officers, with the exception of Messrs. Sulat and Scullion, to provide for certain payments and benefits if such Named Executive Officer’s employment with the Company is terminated by the Company without cause or by the Named Executive Officer for good reason following certain events in connection with a change of control. Mr. Sulat’s employment agreement includes similar provisions, which are described in more detail below. These benefits are not offered to our other employees and are considered an element of our executive compensation program. See the section titled “Compensation Discussion and Analysis—Other Compensation Policies.”

For purposes of this section, the following definitions apply to each of the Named Executive Officers, except for Mr. Scullion:

•

A Change of Control shall be deemed to have occurred if the Company is consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Company’s assets or shares of stock or otherwise (excluding (i) transactions solely for the purpose of reincorporating the Company in a different jurisdiction or recapitalizing or reclassifying the Company’s stock, or (ii) any merger or consolidation in which the shareholders of the Company immediately prior to such merger or consolidation continue to own at least a majority of the outstanding voting securities of the Company or the surviving entity after such merger of consolidation).

•

We have Cause to terminate a Named Executive Officer if he or she (i) is convicted of a felony, which adversely affects his or her ability to perform Company obligations or materially affects the business activities or goodwill of the Company, (ii) is wilfully disloyal, deliberately dishonest, or breaches his or her fiduciary duty, (iii) breaches the terms of his or her employment agreement, materially breaches any of the provisions of the confidentiality agreement or fails or refuses to carry out any material tasks or responsibilities for a period of more than thirty (30) days after receipt of written notice of the failure, or (iv) commits any act of fraud, embezzlement or deliberate disregard of a policy of the Company known to the executive officer or contained in a policy manual which results in material loss, damage or injury to the Company.

•

The Named Executive Officer is said to have Good Reason to resign from his or her employment if such resignation occurs within three months of: (i) a material diminution in the Named Executive Officer’s responsibilities (provided that such diminution is not in connection with the termination of his or her employment for Cause), (ii) a change in the Named Executive Officer’s principal work location by more than 50 miles from the Company’s principal offices, or (iii) a reduction by the Company of the Named Executive Officer’s base salary, unless such reduction is pursuant to a general reduction in the salaries of our executive officers. In addition, the definition of Good Reason for Mr. Sulat includes resignation within three months after he no longer reports to the Company’s Board of Directors or ceases to be a member of the Board of Directors (other than as a result of any act or circumstance relating to Mr. Sulat’s inability, failure or refusal to serve as a member of the Board of Directors).

Our Named Executive Officers’ employment agreements provide that if at any time during the course of their employment or during the 12-month benefit continuation period following their termination of employment with the Company, the Named Executive Officer materially breaches the terms of his or her employment agreement or confidentiality agreement with us, then we have the right to terminate any and all termination benefits outlined in the executive compensation program.

The following table sets forth our termination payment obligations under our executive compensation program to each of the Named Executive Officers, and assumes that his or her termination or resignation took place on December 29, 2006, the last business day of our most recent fiscal year. In addition, if a Named Executive Officer is terminated for Cause, resigns without Good Reason or ceases to be employed by the Company upon such individual’s death or disability, such Named Executive Officer is entitled to his or her unpaid base salary through the date of termination, accrued but unpaid vacation days and reimbursement of expenses.

	Termination Without Cause	Resignation For Good Reason*	Termination Without Cause or Resignation For Good Reason as a result of a Change of Control
James R. Sulat President & Chief Executive Officer (Principal Executive Officer)
Base salary in effect at termination(1)	$395,000	$395,000	$395,000
Bonus payment(2)	$0	$0	$0
Continued group medical and dental benefits(3)	$15,008	$15,008	$15,008
Partial accelerated vesting(4)	$18,047	$18,047	—
Full accelerated vesting(5)	—	—	$72,188
Total	$428,055	$428,055	$482,196

Joseph M. Donabauer Vice President and Controller (Principal Financial Officer)
Base salary in effect at termination(1)	$189,000	$0	$189,000
Continued group medical and dental benefits(3)	$15,008	$0	$15,008
Full accelerated vesting(5)	—	$0	$825
Total	$204,008	$0	$204,833

Jzaneen Lalani General Counsel and Corporate Secretary
Base salary in effect at termination(1)	$264,000	$0	$264,000
Continued group medical and dental benefits(3)	$14,269	$0	$14,269
Full accelerated vesting(5)	—	$0	$2,688
Total	$278,269	$0	$280,957

David A. Lowe, Ph.D. Chief Scientific Officer
Base salary in effect at termination(1)	$355,000	$0	$355,000
Continued group medical and dental benefits(3)	$10,773	$0	$10,773
Full accelerated vesting(5)	—	$0	$4,513
Total	$365,773	$0	$370,286

Stephen R. Murray, M.D., Ph.D. Vice President, Clinical Affairs
Base salary in effect at termination(1)	$275,000	$0	$275,000
Continued group medical and dental benefits(3)	$4,950	$0	$4,950
Full accelerated vesting(5)	—	$0	$24,500
Total	$279,950	$0	$304,450

*	Mr. Sulat is the only Named Executive Officer entitled to payments and benefits if he resigns for Good Reason and such resignation is not within three months preceding or 18 months following the date of a Change of Control.

(1)	Base salary payments, less applicable deductions, are to be made at the semi-monthly pay rate then in effect, over the course of the 12-month period following termination or resignation. In addition, the Named Executive Officer would be entitled to his or her unpaid base salary through the date of termination, accrued but unpaid vacation days and reimbursements.
(2)	Mr. Sulat is the only Named Executive Officer entitled to receive a bonus payment equal to the average of his annual bonuses for the previous three calendar years (or such shorter period if he has not been employed for three calendar years), paid in 12 equal monthly installments, less applicable deductions. Assuming Mr. Sulat’s termination or resignation occurred on December 29, 2006, and given that he had not received a bonus payment prior to this date, the Company would not have an obligation to make a bonus payment to Mr. Sulat.
(3)	The Company is obligated to continue paying its portion of medical and dental coverage benefits to each Named Executive Officer and his or her covered dependents for the 12-month period following termination without Cause or resignation for Good Reason. This period counts towards the benefit continuation period required by applicable law. At the conclusion of the benefit continuation period, any further medical and dental benefits will be at the executive officer’s own expense. Notwithstanding the foregoing, the Company’s payments for the executive officer’s medical and dental coverage will be terminated in the event that the executive officer has obtained such coverage through an alternate source before the end of the 12-month period following the qualifying termination or resignation. The numbers included in the table represent the estimated lump sum present value of the Company’s payment obligation with respect to continued medical and dental coverage for each of the executive officers named in the table, calculated in accordance with generally accepted accounting principles for financial reporting purposes and assuming termination or resignation occurred on December 29, 2006 and a benefit continuation period of 12 months.
(4)	Mr. Sulat is the only Named Executive Officer eligible to receive partial accelerated vesting of his stock options. If Mr. Sulat’s employment is terminated by the Company without Cause or if he resigns for Good Reason, he will be entitled to accelerated vesting of 25% of his unvested stock options as of the date of such termination or resignation. The number included in the table represents the value of the accelerated vesting of stock options (calculated based on the excess of the closing market price of our common stock on December 29, 2006, over the exercise prices of such options).
(5)	If a Named Executive Officer’s employment is terminated without Cause or the Named Executive Officer resigns for Good Reason three months prior to or within 18 months of a Change of Control, such Named Executive Officer is entitled to full accelerated vesting of his or her stock options. The numbers included in the table represent the value of the accelerated vesting of stock options (calculated based on the excess of the closing market price of our common stock on December 29, 2006, over the exercise prices of such options).

Compensation of Directors

The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board of Directors or committee meetings. In addition, our non-employee directors receive cash compensation for their service as a member of our Board of Directors and its committees as described below. All quarterly fees are payable at the end of each calendar quarter.

Audit Committee	Compensation Committee	Nominations Committee
Anthony B. Evnin, Ph.D.	Anthony B. Evnin, Ph.D.	Anthony B. Evnin, Ph.D.*
Robert I. Kriebel*	Jonathan J. Fleming*	Jonathan J. Fleming
Peter F. Young	Michael E. Meyers, M.P.H.	Vaughn Kailian

*	Committee Chairman

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2006

The following table provides certain summary information concerning fees earned by each of our non-employee directors in the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Anthony B. Evnin, Ph.D.	45,750	42,217	(2)(3)	—	87,967
Jonathan J. Fleming	36,250	42,217	(2)(3)	—	78,467
Walter Gilbert, Ph.D.(4)	31,000	45,217	(2)(3)	—	76,217
Vaughn Kailian	4,250	1,111	(5)	—	5,361
Robert I. Kriebel	55,000	32,417	(3)(6)	—	87,417
Michael E. Meyers, M.P.H.	21,000	42,217	(2)(3)	—	63,217
Peter F. Young	34,500	40,083	(3)(7)	—	74,583

(1)	This column represents the amount we have expensed during 2006 under FAS 123R for outstanding stock option awards granted in 2006 and in previous fiscal years. These award fair values have been determined based on the assumptions set forth in Note 6—“Stock Based Compensation” to the financial statements in our Annual Report on Form 10-K filed with the SEC on April 2, 2007. As of December 31, 2006: (i) Messrs. Fleming, Kriebel, Meyers, Young and Dr. Evnin each held stock options to purchase an aggregate of 40,000 shares of common stock, (ii) Dr. Gilbert held stock options to purchase an aggregate of 60,000 shares of common stock, and (iii) Mr. Kailian held a stock option to purchase 20,000 shares of common stock.
(2)	Includes a stock option, under the Formula Option Grant Program of our 2004 Plan, to purchase 20,000 shares of our common stock at an exercise price per share of $8.40, the closing price of our common stock on the NASDAQ Global Market on April 5, 2004, the grant date. Thirty-three percent of the underlying shares vested on the first anniversary of the grant date and the remainder vested quarterly over the following two years.
(3)	Includes the following stock option grants under the Formula Option Grant Program of our 2004 Plan: (i) a stock option to purchase 10,000 shares of our common stock at an exercise price per share of $2.25 granted on July 28, 2005, which vested in full on the first anniversary of the grant date, and (ii) a stock option to purchase 10,000 shares of our common stock at an exercise price per share of $1.15 granted on July 19, 2006, which vests in full on the first anniversary of the grant date and has a grant date fair value of $8,000.
(4)	Dr. Gilbert served as member of the Audit Committee until July 19, 2006. After Dr. Gilbert resigned from the Audit Committee, he began receiving compensation for his service as a member of our Scientific Advisory Board (SAB) on the same terms as other members of the SAB. In 2006, Dr. Gilbert received $6,000 for his SAB service and was granted a stock option to purchase 20,000 shares of our common stock. The stock option has an exercise price per share of $1.03, the closing price of our common stock on the NASDAQ Global Market on the grant date, July 31, 2006, and vests quarterly over a two-year period. The stock option has a grant date fair value of $14,400.
(5)	On October 16, 2006, Mr. Kailian was elected to our Board of Directors and appointed to the Nominations Committee. In connection with his election, he received a stock option to purchase 20,000 shares of our common stock under the Formula Option Grant Program of our 2004 Plan. The stock option has an exercise price of $1.36, the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a grant date fair value of $20,000. The stock option vests over three years, with 33% of the underlying shares vesting on the first anniversary of the grant date and the remainder vesting quarterly over the following two years.
(6)	Includes a stock option, under the Formula Option Grant Program of our 2004 Plan, to purchase 20,000 shares of our common stock at an exercise price per share of $5.04, the closing price of our common stock on the NASDAQ Global Market on December 16, 2004, the grant date. Thirty-three percent of the underlying shares vested on the first anniversary of the grant date and the remainder vests quarterly over the following two years.
(7)	Includes a stock option, under the Formula Option Grant Program of our 2004 Plan, to purchase 20,000 shares of our common stock at an exercise price per share of $7.75, the closing price of our common stock on the NASDAQ Global Market on September 2, 2004, the grant date. Thirty-three percent of the underlying shares vested on the first anniversary of the grant date and the remainder vests quarterly over the following two years.

Standard Board Fees and Option Grants

Members of our Board of Directors receive the following standard fees for services.

Board Fees

Board of Directors

Each of our non-employee directors receives a quarterly fee of $3,000. In addition, our Chairman of the Board receives an annual fee of $12,000. Each of our non-employee directors also receives $1,000 for each regular or special Board of Directors meeting attended by such director in person and $500 for each regular or special Board of Directors meeting attended by such director by teleconference.

Audit Committee

In addition to receiving fees for service as a director, each member of the Audit Committee receives $2,500 per calendar quarter and the Chairman of our Audit Committee receives $7,500 per calendar quarter. Each member of the Audit Committee also receives $2,000 for each regular or special Audit Committee meeting attended by such member in person and $1,000 for each regular or special Audit Committee meeting attended by such member by teleconference.

Compensation Committee

In addition to receiving fees for service as a director, each member of the Compensation Committee receives $625 per calendar quarter and the Chairman of our Compensation Committee receives $3,125 per calendar quarter. Each member of the Compensation Committee also receives $1,000 for each regular or special Compensation Committee meeting attended by such member in person and $500 for each regular or special Compensation Committee meeting attended by such member by teleconference.

Nominations Committee

In addition to receiving fees for service as a director, each member of the Nominations Committee receives an additional $250 per calendar quarter and the Chairman of our Nominations Committee receives $1,500 per calendar quarter. Each member of the Nominations Committee also receives $500 for each regular or special Nominations Committee meeting attended by such member in person and $250 for each regular or special Nominations Committee meeting attended by such member by teleconference.

Option Grants

Our 2004 Plan provides a Formula Option Grant program for non-employee directors. Pursuant to this program, upon joining our Board of Directors, a non-employee director receives a stock option grant to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Initial Grant”). The Initial Grant vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting quarterly over the following two years. In addition, on the date of each annual meeting of our stockholders, all of our non-employee directors who have served on our Board of Directors for at least six months receive an additional automatic stock option grant to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Subsequent Grant”). The Subsequent Grant will vest in one installment on the first anniversary of the grant date.

Each director who served as a director on April 5, 2004, the effective date of our initial public offering, automatically received a stock option to purchase 20,000 shares of our common stock at the fair market value on that date. These stock options vested over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting quarterly over the following two years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 16, 2007 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options and warrants held by the respective person or group, which may be exercised or converted within 60 days of April 16, 2007. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days of April 16, 2007 are included for that person or group, but the stock options or warrants held by any other person or group are not included. Percentage of beneficial ownership is based on 71,848,034 shares of common stock outstanding as of April 16, 2007.

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

Name of Beneficial Owner	Shares Beneficially Owned
	Number Of Shares	Percent (%)
Directors
Anthony B. Evnin, Ph.D.(1)	3,846,446	5.33
Jonathan J. Fleming(2)	6,128,701	8.40
Walter Gilbert, Ph.D.(3)	243,135	*
Vaughn Kailian(4)(17)	14,238,773	19.82
Robert I. Kriebel(5)	31,725	*
David A. Lowe, Ph.D.(6)	372,401	*
Michael E. Meyers, M.P.H.(7)	87,432	*
James R. Sulat(8)	828,765	1.14
Peter F. Young(9)	28,325	*

Named Executive Officers
Joseph M. Donabauer(10)	76,277	*
Jzaneen Lalani(11)	123,593	*
Stephen R. Murray, M.D., Ph.D.(12)	56,240	*
Tony Scullion(13)	766,159	1.06
All current directors and executive officers as a group (13 persons)(14)	26,108,678	34.77

Five Percent Stockholders
Aletheia Research and Management, Inc.(15).	3,779,151	5.26
Great Point Entities(16)	13,766,475	19.16
MPM Entities(17)	14,238,773	19.82

*	Represents less than 1%.
(1)

Includes 293,739 shares of common stock issued to Anthony B. Evnin, Ph.D., 30,000 shares of common stock issuable to Dr. Evnin upon the exercise of options vested as of 60 days following April 16, 2007 and warrants to purchase 64,473 shares of common stock. Also includes 1,308,275 shares and warrants to purchase 113,289 shares of common stock owned by Venrock Associates (“Venrock”), 1,859,411 shares and warrants to purchase 163,026 shares of common stock owned by Venrock Associates II, L.P. (“Venrock II”), and 14,233 shares of our common stock owned by Venrock Entrepreneurs Fund, L.P. (“Entrepreneurs Fund,” and, together with Venrock and Venrock II, the “Venrock Entities”). Dr. Evnin is a general partner of Venrock and Venrock II. Dr. Evnin is also a member of the General Partner of Entrepreneurs Fund. Dr. Evnin may be deemed to beneficially own the shares owned by the Venrock Entities; however, Dr. Evnin disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

(2)	Includes 30,000 shares of common stock issuable to Jonathan J. Fleming upon the exercise of options vested as of 60 days following April 16, 2007. Also includes 357,715 shares of common stock held by Oxford Bioscience Partners II L.P. (“OBP II”), 267,844 shares of common stock held by Oxford Bioscience Partners (Bermuda) II Limited Partnership (“OBP Bermuda II”), 100,306 shares of common stock held by Oxford Bioscience Partners (Adjunct) II L.P. (“OBP Adjunct II”), 352,679 shares of common stock held by Oxford Bioscience Partners (GS-Adjunct) II L.P. (“OBP GS-Adjunct II”), and 1,283,317 shares of common stock and warrants to purchase 184,210 shares of common stock held by Oxford Bioscience Partners II (Annex) L.P. (“OBP Annex II”). OBP Management II L.P. (“OBP Management II”) is the general partner of OBP II, OBP Adjunct II, OBP GS-Adjunct II and OBP Annex II) and OBP Management (Bermuda) II Limited Partnership (“OBP Management Bermuda II”) is the general partner of OBP Bermuda II. Mr. Fleming is a general partner of both OBP Management II and OBP Management Bermuda II. Therefore Mr. Fleming may be deemed to beneficially own the shares held by OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II; however, he disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

Also includes 2,605,437 shares of common stock and warrants to purchase 911,902 shares of common stock held by Oxford Bioscience Partners IV L.P. (“Oxford IV”) and 26,142 shares of common stock and warrants to purchase 9,149 shares of common stock held by mRNA Fund II L.P. (“mRNA II”). OBP Management IV L.P. (“OBP IV”) is the sole general partner of Oxford IV and mRNA II. Mr. Fleming is a general partner of OBP IV and may be deemed to own beneficially the shares held by OBP IV, Oxford IV and mRNA II; however, he disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

(3)	Includes 38,750 shares of common stock issuable to Walter Gilbert, Ph.D. upon the exercise of options vested as of 60 days following April 16, 2007. Also includes 66,666 shares of common stock issued to Dr. Gilbert, 66,666 shares of common stock issued to Celia Gilbert, the wife of Dr. Gilbert and 52,632 shares of common stock and warrants to purchase 18,421 shares of common stock issued to a charitable remainder trust of which Dr. Gilbert and his spouse are the trustees and the beneficiaries.
(4)	Consists of shares held by the MPM Entities, of which Vaughn Kailian is an affiliate. See footnote 17.
(5)	Includes 5,000 shares of common stock issued to Robert I. Kriebel, 24,975 shares of common stock issuable to Mr. Kriebel upon the exercise of options vested as of 60 days following April 16, 2007 and warrants to purchase 1,750 shares of common stock.
(6)	Includes 26,316 shares of common stock issued to David A. Lowe, Ph.D., 336,875 shares of common stock issuable to Dr. Lowe upon the exercise of options vested as of 60 days following April 16, 2007 and warrants to purchase 9,210 shares of common stock.
(7)	Includes 48,222 shares of common stock issued to Michael E. Meyers, M.P.H., 30,000 shares of common stock issuable to Mr. Meyers upon the exercise of options vested as of 60 days following April 16, 2007 and warrants to purchase 9,210 shares of common stock.
(8)	Includes 7,017 shares of common stock issued to James R. Sulat, 489,062 shares of common stock issuable to Mr. Sulat upon the exercise of options vested as of 60 days following April 16, 2007, and 277,423 shares of common stock and warrants to purchase 55,263 shares of common stock issued to a revocable trust of which Mr. Sulat and his spouse are the trustees and the members of Mr. Sulat’s immediate family are the beneficiaries.
(9)	Represents shares of common stock issuable to Peter F. Young upon the exercise of options vested as of 60 days following April 16, 2007.
(10)	Includes 7,998 shares of common stock issued to Joseph M. Donabauer and 68,279 shares of common stock issuable to Mr. Donabauer upon the exercise of options vested as of 60 days following April 16, 2007.
(11)	Includes 8,593 shares of common stock issued to Jzaneen Lalani and 115,000 shares of common stock issuable to Ms. Lalani upon the exercise of options vested as of 60 days following April 16, 2007.

(12)	Includes 2,490 shares of common stock issued to Stephen R. Murray, M.D., Ph.D., and 53,750 shares of common stock issuable to Dr. Murray upon the exercise of options vested as of 60 days following April 16, 2007.
(13)	Includes 363,030 shares of common stock issued to Tony Scullion, 389,314 shares of common stock issuable to Tony Scullion upon the exercise of options vested as of 60 days following April 16, 2007 and warrants to purchase 13,815 shares of common stock.
(14)	Includes: Messrs. Fleming, Kailian, Kriebel, Meyers, Smith, Sulat, Young and Donabauer, and Drs. Evnin, Gilbert, Lowe and Murray, and Ms. Lalani.
(15)	Based on information contained in a Schedule 13G filed with the SEC on February 1, 2007, the principal business address for Aletheia Research and Management, Inc. is 100 Wilshire Boulevard, Suite 1960, Santa Monica, CA 90401.
(16)

Includes 7,433,896 shares held by Biomedical Value Fund, L.P. (“BMVF”) and 6,332,579 shares held by Biomedical Offshore Value Fund, Ltd. (“BOVF,” and, together with BMVF, the “Great Point Entities”). Great Point Partners, LLC (“Great Point”) is the investment manager of BMVF and BOVF and by virtue of such status may be deemed to be the beneficial owner of the shares held by BMVF and BOVF. Dr. Jeffrey R. Jay, as senior managing member of Great Point, has shared voting and investment power with respect to these shares. Great Point and Dr. Jay disclaim beneficial ownership of the shares of common stock held by BMVF and BOVF, except to the extent of any pecuniary interest. On November 10, 2006, BMVF and BOVF each exercised, on a cashless basis, all of their respective warrants issued in our 2006 Private Placement and, in exchange therefor, BMVF was issued an additional 809,581 shares of our common stock and BOVF was issued an additional 689,643 shares of our common stock. The principal business address for Great Point is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(17)

Includes 13,346,691 shares held by MPM BioVentures IV-QP, L.P. (“BV IV QP”), 377,889 shares held by MPM Asset Management Investors BV4 LLC (“AM BV4”) and 514,193 shares held by MPM BioVentures IV GmbH & Co. Beteiligungs KG (“BV IV GmbH,” and, collectively with BV IV QP and AM BV4, the “Great Point Entities”). The Registrant has been advised that MPM BioVentures IV, GP LLC and MPM BioVentures IV LLC are the direct and indirect general partners of BV IV QP, AM BV4 and BV IV GmbH. Vaughn Kailian, Ansbert Gadicke, Luke Evnin, Steven St. Peter, William Greene, James Paul Scopa, John Vander Vort and Ashley Dombkowski are members of the general partner of BV IV QP and BV IV GmbH and members of AM BV4. Each member of the group disclaims beneficial ownership of the securities except to the extent of his or her proportionate pecuniary interest therein. Mr. Kailian was appointed as a member of our Board of Directors in October 2006 in connection with the 2006 Private Placement. The principal business address for BV IV QP, AM BV4 and BV IV GmbH is The John Hancock Tower, 200 Clarendon Street, 54th Floor, Boston, MA 02116.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	5,276,852	(2)	$3.03	1,251,291	(3)

Equity Compensation Plans Not Approved by Security Holders(4)	4,167		$5.25	0

Total	5,281,019		$3.03	1,251,291

(1)

Includes options to purchase shares of our common stock under the 2004 Plan and shares of common stock issued under our 2004 Employee Stock Purchase Plan (the “ESPP”). Under the 2004 Plan, the total number of shares available for issuance automatically increases on January 1 of each year by an amount equal to the lesser of (x) 1,750,000 shares; (y) 5% of our outstanding shares on January 1 of each year; or (z) an amount to be determined by our Board of Directors.

(2)	Excludes purchase rights accruing under the ESPP, which has a stockholder-approved reserve of 93,082 shares of common stock as of December 31, 2006. Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the lower of (i) the closing price of our common stock on the first day of the offering period and (ii) the closing price of our common stock on the last day of the offering period, which we refer to as the purchase date. There are two offering periods per year. For the year ended December 31, 2006, the offering periods commenced on February 1 and August 1.
(3)	Represents shares available as of December 31, 2006 for future issuance under the 2004 Plan and the ESPP.
(4)	Represents warrants to purchase 4,167 shares of common stock at an exercise price of $5.25 per share, which expire in March 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, during the last fiscal year, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

On October 16, 2006, we closed the first tranche of our 2006 Private Placement, in which we issued 23,245,724 shares of our common stock at a price of $1.11 per share, and warrants to purchase an aggregate of 7,058,042 shares of common stock, at a purchase price of $0.125 per underlying share of common stock. On December 18, 2006, we closed the second tranche of our 2006 Private Placement, in which we issued an additional 4,986,478 shares of our common stock, at a price of $1.11 per share. On February 15, 2007, we exercised our right to require the exercise of the warrants issued in the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. Unless otherwise noted, the warrants listed in the table below were exercised on a cash basis at an exercise price per share of $1.33.

In connection with the 2006 Private Placement, we were required to file a registration statement with the SEC and are required to maintain its effectiveness through December 18, 2009, or, if earlier, until all registered shares of common stock may be sold under Rule 144(k). We will be required to pay certain cash penalties if we do not meet these registration obligations in connection with the 2006 Private Placement.

The table below sets forth the directors, 5% stockholders and affiliates of our directors that participated in the 2006 Private Placement. Information about each participant’s holdings is set forth in the footnotes to the table in Item 12 of this Amendment to our Annual Report on Form 10-K.

	Number of Shares Purchased	Warrants to Purchase Common Stock
Directors
Anthony B. Evnin, Ph.D(1)	963,855	240,962
Vaughn Kailian(2)	11,391,019	2,847,754
Michael E. Meyers M.P.H.	17,525	4,381

5% Stockholder
Venrock Entities(3)	876,232	219,057
MPM Entities(2)	11,391,019	2,847,754
Great Point Entities(4)	12,267,251	3,066,811

Other Affiliates
Keyes/Sulat Revocable Trust(5)	87,623	21,905

(1)	Includes 87,623 shares of common stock and warrants to purchase 21,905 shares of common stock purchased by Dr. Evnin in the 2006 Private Placement. Also includes shares of common stock and warrants to purchase common stock purchased by the Venrock Entities in the 2006 Private Placement. See also footnote 3.
(2)	MPM BioVentures IV, GP LLC and MPM BioVentures IV LLC are the direct and indirect general partners of MPM BioVentures IV, L.P. (“BVIV”), MPM BioVentures IV-QP, L.P. (“BVIV QP”) and MPM Asset Management Investors BV4 LLC (“AM BV4”). Vaughn Kailian, is a member of the general partner of BVIV, BVIV QP and a member of AM BV4. Mr. Kailian was appointed to our Board of Directors in October 2006 in connection with the closing of the first tranche of the 2006 Private Placement. In connection with the 2006 Private Placement, BVIV purchased 226,783 shares and warrants to purchase 56,695 shares of common stock, BVIV QP purchased 10,794,902 shares of common stock and warrants to purchase 2,698,726 shares of common stock, and AM BV4 purchased 369,334 shares of common stock and warrants to purchase 92,333 shares of common stock. Effective December 31, 2006, BVIV was dissolved and, in connection with the dissolution, BVIV transferred to BVIV QP 226,783 shares of common stock and warrants to purchase 56,695 shares that it had acquired in the 2006 Private Placement. Effective February 28, 2007, BVIV QP and AM BV4 each reallocated certain of the shares of our common stock purchased in the 2006 Private Placement to MPM BioVentures IV GmbH & Co. Beteiligungs KG on a pro-rata basis.
(3)	Anthony B. Evnin, Ph.D., a member of our Board of Directors, is a general partner of each of Venrock Associates (“Venrock”) and Venrock Associates II, L.P (“Venrock II”). Dr. Evnin is also a member of the General Partner of Venrock Entrepreneurs Fund, L.P. (“Entrepreneurs Fund,” and, together with Venrock and Venrock II, the “Venrock Entities”). In the 2006 Private Placement, Venrock purchased 359,255 shares of common stock and warrants to purchase 89,813 shares of common stock, and Venrock II purchased 516,977 shares of common stock and warrants to purchase 129,244 shares of common stock. The Venrock Entities collectively held more than 5% of our common stock prior to the 2006 Private Placement.
(4)	Great Point Partners, LLC (“Great Point”) is the investment manager of Biomedical Value Fund, L.P. (“BMVF”) and Biomedical Offshore Value Fund, Ltd. (“BOVF,” and together with BMVF, the “Great Point Entities”), and by virtue of such status may be deemed to be the beneficial owner of the shares held by BMVF and BOVF. In the 2006 Private Placement, BMVF purchased 6,624,315 shares of common stock and warrants to purchase 1,656,078 shares of common stock, and BOVF purchased 5,642,936 shares of common stock and warrants to purchase 1,410,733 shares of common stock. In November 2006, BMVF and BOVF each exercised, on a cashless basis, all of their respective warrants issued in the 2006 Private Placement and, in exchange therefor, BMVF was issued an additional 809,581 shares of our common stock and BOVF was issued an additional 689,643 shares of our common stock.
(5)	Mr. Sulat, our President and Chief Executive Officer, and his spouse are the Trustees of the Keyes/Sulat Revocable Trust and the members of Mr. Sulat’s immediate family are the beneficiaries of the Trust.

Policy Regarding Related Party Transactions

Our Board of Directors has not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. As a matter of practice, however, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. The Board of Directors’ practice is to evaluate whether a related party (including a director, officer, employee, or other significant stockholder) will have a direct or indirect interest in a transaction in which the Company may be a party. Where the Board determines that such proposed transaction involves a related party, the Board of Directors reviews any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its stockholders (other than the interested related party to such transaction), and may consider, among other things, the following factors: the related party’s relationship to the Company and direct or indirect interest in the transaction, both objective (for example, the dollar amount of the related party’s interest) and subjective (for example, any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to the Company of the proposed interested transaction; and the impact on a director’s independence in the event the related party is a director, an “associated person” of a director or an entity in which a director is a partner, member, stockholder or officer. Following such review, the related party transaction is subject to final approval of the Board as a whole. In addition, our Audit Committee reviews, at each of its regularly scheduled quarterly meetings, whether the Company has entered into any transactions which could be deemed to be a transaction with a related party.

Director Independence

Our Board of Directors has determined that Messrs. Fleming, Kailian, Kriebel, Meyers, and Young, and Drs. Evnin and Gilbert are each an “independent director” as such term is defined as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and the rules of the Securities and Exchange Commission.

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

Type of Fee	2006	2005
Audit Fees(1)	$213,000	$152,000
Audit-Related Fees	3,500	23,000
Tax Fees(2)	11,800	15,000
All Other Fees	—	—
Total Fees for Services Provided	$228,300	$190,000

(1)	Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent auditor in connection with regulatory filings, including registration statements.
(2)	Represents fees for consultation on federal and state tax returns and for the preparation of such tax returns.

Pre-approval Policies and Procedures

Our Audit Committee Charter provides that the Audit Committee is required to preapprove all services to be provided to the Company by KPMG

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

The following Exhibits are filed with this report as indicated below.

Exhibit Number	Description
10.42	Amendment to Employment Agreement, dated April 24, 2007, by and between the Registrant and James R. Sulat.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 27th day of April 2007.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ JAMES R. SULAT
James R. Sulat President and Chief Executive Officer

Signature	Title	Date

/s/ JAMES R. SULAT James R. Sulat	President, Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2007

/s/ JOSEPH M. DONABAUER Joseph M. Donabauer	Vice President & Controller (Principal Accounting and Financial Officer)	April 27, 2007

* Anthony B. Evnin, Ph.D.	Director	April 27, 2007

* Jonathan J. Fleming	Director	April 27, 2007

* Walter Gilbert, Ph.D.	Director	April 27, 2007

* Vaughn Kailian	Director	April 27, 2007

* Robert I. Kriebel	Director	April 27, 2007

/s/ DAVID A. LOWE, Ph.D. David A. Lowe, Ph.D.	Director	April 27, 2007

* Michael Meyers, MPH	Director	April 27, 2007

* Peter F. Young	Director	April 27, 2007

*By:	/s/ JAMES R. SULAT
James R. Sulat Attorney-in-Fact

Exhibit Index

Exhibit Number	Description
10.42	Amendment to Employment Agreement, dated April 24, 2007, by and between the Registrant and James R. Sulat.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.