Form 10-Q
period 2007-03-31
MEMORY PHARMACEUTICALS CORP
filed 2007-05-15
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Yes       ☑ No
As of May 11, 2007 the registrant had 71,864,909 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,709	$50,849
Marketable securities	54	474
Receivables	975	—
Prepaid and other current assets	2,319	1,397

Total current assets	57,057	52,720

Deferred financing costs, net	437	—
Property and equipment, net	7,040	7,413
Restricted cash	505	509

Total assets	$65,039	$60,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,976	$741
Accrued expenses	5,508	6,179
Current portion of equipment notes payable	586	744
Deferred revenue – current	6,316	6,801

Total current liabilities	16,386	14,465
Warrant liability	—	8,724
Loan payable	5,074	—
Equipment notes payable, less current portion	268	345
Deferred revenue – long-term	13,316	13,906

Total liabilities	35,044	37,440

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized and 71,763,034 and 67,655,132 issued and outstanding at March 31, 2007, and December 31, 2006 respectively	71	68
Additional paid-in capital	220,129	206,372
Accumulated deficit	(190,202)	(183,227)
Accumulated other comprehensive loss	(3)	(11)

Total stockholders’ equity	29,995	23,202

Total liabilities and stockholders’ equity	$65,039	$60,642

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$2,690	$2,780
Operating expenses:
Research and development	9,851	6,843
General and administrative	2,253	2,238

Total operating expenses	12,104	9,081

Loss from operations	(9,414)	(6,301)

Change in fair value of warrants (Note 7)	—	(2,260)
Interest:
Income	630	441
Expense	(79)	(59)

Interest income (expense), net	551	382

Loss before income taxes	(8,863)	(8,179)
Income taxes	—	2

Net loss	$(8,863)	$(8,181)

Basic and diluted net loss per share of common stock	$(0.13)	$(0.22)

Basic and diluted weighted average number of shares of common stock outstanding	70,145,592	37,745,394

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows used in operating activities:
Net loss	$(8,863)	$(8,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	516
Non-cash stock based compensation	849	716
Change in fair value of warrants	—	2,260
Changes in operating accounts:
Receivables	(975)	737
Prepaid and other current assets	(918)	(36)
Accounts payable	3,235	(158)
Accrued expenses	(671)	(1,073)
Deferred revenue	(1,075)	(1,955)

Net cash used in operating activities	(7,884)	(7,174)

Cash flows from investing activities:
Sales of marketable securities	428	2,072
Additions to property and equipment	(144)	(121)

Net cash provided by investing activities	284	1,951

Cash flows provided by financing activities:
Proceeds from issuance of common stock	5,135	80
Proceeds from issuance of loan payable and warrants	6,000	—
Deferred financing costs	(440)	—
Principal repayment of equipment notes payable	(235)	(366)

Net cash (used in) / provided by financing activities	10,460	(286)

Net increase (decrease) in cash and cash equivalents	2,860	(5,509)
Cash and cash equivalents, beginning of period	50,849	39,533

Cash and cash equivalents, end of period	$53,709	$34,024

Supplemental cash flow information:
Cash paid for interest	$27	$59

Cash paid for taxes	—	2
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
(1) Basis of Presentation
As used herein, “we,” “us,” “the Company” and similar terms refer to Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of central nervous system, or CNS, conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders, such as schizophrenia, bipolar disorder and depression.
The financial statements included herein have been prepared from our books and records pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
We are responsible for the financial statements included in this document. Our interim financial statements are unaudited. Interim results may not be indicative of the results and trends that may be expected for the year. However, we believe all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.
(2) Stock-Based Compensation
As of March 31, 2007, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Amended and Restated 2004 Employee Stock Purchase Plan. In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation expense recognized in the statements of operations for the three months ended March 31, 2007 for our stock-based compensation plans was $0.8 million, of which $0.3 million was a component of general and administrative expenses and $0.5 million was a component of research and development expenses. For the three months ended March 31, 2006, we recognized a compensation expense for stock-based compensation plans of $0.7 million, of which $0.4 million was a component of general and administrative expenses and $0.3 million was a component of research and development expenses.
The weighted-average fair value of our outstanding stock option awards was $2.71 and $1.87 per share for the three-month periods ended March 31, 2007 and, March 31, 2006, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Expected life	5.56 to 6.06 years	6.25 years
Expected volatility	87.8%	81.5%
Risk-free interest rate	4.74% to 4.81%	4.39% to 4.75%
Dividend yield	0%	0%
The expected life of the stock options was calculated using the shortcut method allowed by the provisions of Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), and interpreted by Staff Accounting Bulletin No. 107 (SAB 107). The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option.

A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the quarter ended March 31, 2007 is presented below. All grants indicated in the table below were made pursuant to our 2004 Plan.

		Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2006	5,276,852	$0.30–$9.82	$3.03
Granted	1,015,250	3.57 – 3.81	3.57
Exercised	(110,622)	0.75 – 2.57	0.83
Cancelled / Forfeited	(16,336)	0.75 – 9.82	3.86

Outstanding at March 31, 2007	6,165,144	$0.30–$9.82	$3.16

As of March 31, 2007, there was $5.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.81 years. The total grant-date fair value of stock options vested during the three-month period ended March 31, 2007 was $0.7 million.
We apply the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our consolidated statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the quarter ended March 31, 2007, we issued stock options to purchase 130,000 shares of common stock to non-employees.
(3) Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of  shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. The weighted average anti-dilutive shares for the three-month periods ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Common stock options	6,228,118	4,294,428
Warrants	7,643,011	5,913,267

Total	13,871,129	10,207,695

Since we had a net loss in each of the periods reported, basic and diluted net loss per share is the same. As a result, the computation of diluted net loss per share excludes the effect of the potential exercise of stock options to purchase shares of common stock and warrants to purchase  shares of common stock, because the effect would be anti-dilutive.
(4) Marketable Securities

Our marketable securities are debt securities primarily consisting of government obligations, mortgage-backed securities, commercial paper and corporate debt securities. We classify all of our marketable securities as available-for-sale, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our statements of operations.
The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	March 31, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Mortgage-backed and asset-backed securities	$54	—	$474	—

Marketable securities due over 90 days	$54	$—	$474	$—

Commercial paper	8,944	3	21,885	—
Obligations of US government agencies	—	—	804	11

Marketable securities due in 90 days or less *	$8,944	$3	$22,689	$11

Total marketable securities	$8,998	$3	$23,163	$11

*	Classified as cash and cash equivalents on the balance sheets since they mature within 90 days of the purchase date.
     The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at March 31, 2007 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$8,947	$8,944
Due after two years	54	54

	$9,001	$8,998

*	Classified as cash and cash equivalents on the balance sheets since they mature within 90 days of the purchase date.
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
(5) Comprehensive Income/Loss
Comprehensive income/loss includes net income/loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended March 31, 2007, comprehensive loss was $8.9 million, which includes a net loss of $8.9 million, and an unrealized gain on available-for-sale marketable securities of $8,000. For the three-months ended March 31, 2006, comprehensive loss was $8.2 million, which includes a net loss of $8.2 million, and an unrealized gain on available-for-sale marketable securities of $9,000.
(6) License Agreements and Collaborations
Bayer AG In-License
In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of March 31, 2007, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to

$18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.
Hoffmann-La Roche (2002 Roche Agreement)
In July 2002, we entered into an agreement with F. Hoffman-La Roche Ltd./Hoffman-La Roche, Inc., or Roche, for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications. Under this agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Under this agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates, and Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to MEM 1414 and/or MEM 1917 and continues the development and commercialization of either drug candidate, we will be entitled to receive development-related milestone payments for specified events occurring after the initiation of Phase 3 clinical trials and royalties based on worldwide sales. In addition, under certain circumstances, we will have the option to co-promote MEM 1414 and MEM 1917 in the US or in the US and the European Union (EU). In February 2006, in connection with an amendment to our original 2003 Roche collaboration, we further amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. Roche maintains its exclusive, worldwide license to develop and commercialize all other drug candidates from our PDE4 inhibitor program.
Roche has paid us a total of $26.0 million through March 31, 2007 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved.
Revenue relating to the upfront license payment and milestone payments is being recognized over the period of our continuing performance obligations with respect to the first compound to be developed under the collaboration, which we estimate to be ending in the second quarter of 2014. During the quarters ended March 31, 2007 and 2006, we recognized revenue of $0.2 million and $1.1 million, respectively, under the 2002 Roche Agreement.
Hoffmann-La Roche (Amended and Restated 2003 Roche Agreement)
In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of neurological and psychiatric indications, and potentially other indications. This agreement was amended and restated on February 27, 2006. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of a Phase 2a clinical trial for this drug candidate. Under the terms of the Amended and Restated 2003 Roche Agreement, we will receive approximately $2.5 million (based on 1 USD: 1.20 CHF) in research and development funding in 2007.
Roche has paid us a total of $31.8 million through March 31, 2007 under the Amended and Restated 2003 Roche Agreement, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $7.8 million and milestone payments totaling $4.0 million. Roche is obligated to make future payments to us if specified developmental milestones are achieved. During the quarters ended March 31, 2007 and 2006, we recognized revenue of $0.4 million and $0.2 million, respectively, under the Amended and Restated 2003 Roche Agreement, representing the upfront license payment, research and development funding and milestone payments. We are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received as revenue over the period of our continuing obligations with respect to the first compound to be developed under this collaboration, which we estimate to be ending in the third quarter of 2013.
Amgen Inc. (2005 Amgen Agreement)
On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen Inc. or Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we received a $5.0 million upfront fee in November 2005 and are receiving research and development funding. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.
As of March 31, 2007, we had received $11.1 million in payments from Amgen, consisting of a $5.0 million upfront fee, a $2.0 million milestone payment and research and development funding of $4.1 million. On May 4, 2007, we received $1.0 million of research and development funding from Amgen related to our work performed under the collaboration during the first quarter of 2007. We are recognizing revenue over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. During the quarters ended March 31, 2007 and 2006, we recognized revenue under this collaboration of $2.1 million and $1.5 million, respectively.
The Stanley Medical Research Institute (SMRI Development Agreement)
On December 20, 2005, we entered into a development agreement with the Stanley Medical Research Institute, or SMRI, pursuant to which we have conducted a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. As of March 31, 2007, we have received milestone payments of $1.6 million. We are eligible to receive the final milestone payment of $0.6 million if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, we will be required to refund to SMRI the milestone payments made by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial in bipolar disorder by December 31, 2007, although we do not expect there to be any refunds. No revenue will be recognized under the SMRI Development Agreement until all predefined milestones have been met.
(7) 2005 Private Placement
On September 23, 2005, we completed a private placement, which we refer to as our 2005 Private Placement, in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in gross proceeds of $31.0 million.
As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the 2005 Private Placement. The registration statement became effective on November 7, 2005.
In addition, we agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of September 23, 2007 and the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If we suspend or otherwise fail to maintain effectiveness, we will have to pay each purchaser liquidated damages in an amount equal to 1.0% of the purchase price paid by such purchaser for the securities in the 2005 Private Placement for each 30-day period during which such registration statement is suspended or otherwise not effective.
In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF No. 00-19-2), which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. The warrants issued in our 2005 Private Placement include certain penalty provisions related to maintaining registration, and therefore, prior to the adoption of EITF No. 00-19-2, were classified as a liability and recorded at fair value at each reporting date. EITF No. 00-19-2 requires liability recognition for registration payment arrangements, only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. We have determined that it is not probable that we will not meet the registration requirements of the 2005 Private Placement. EITF No. 00-19-2 was adopted by us on January 1, 2007, and, accordingly, the effect on our financial statements was a reclassification of the value of the warrants as of December 31, 2006. The $8.7 million warrant liability was reclassified as a $6.8 million increase in additional paid-in capital and a $1.9 million reduction to accumulated deficit.
The warrants are currently exercisable, have a five-year term and an exercise price per share of $2.22. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%, estimated volatility of 80%, risk free interest rate of 4.07%, and an expected life of five years.

(8) 2006 Private Placement
On October 5, 2006, we entered into an agreement to issue and sell in a private placement, which we refer to as our 2006 Private Placement, 28,232,202 shares of our common stock, at a price of $1.11 per share and warrants to purchase an aggregate of 7,058,042 shares of our common stock, at a purchase price of $0.125 per underlying share of common stock. The warrants issued had an exercise price of $1.33 per share. The securities were sold in two tranches. The first tranche, consisting of the sale of 23,245,724 shares of common stock and all 7,058,042 warrants, closed on October 16, 2006 and resulted in gross proceeds of $26.7 million. The second tranche, consisting of the sale of 4,986,478 shares of common stock, closed on December 18, 2006 and resulted in gross proceeds of $5.5 million.
On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. On February 15, 2007, we exercised our right to require the exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. During the quarter ended March 31, 2007, all of the remaining warrants issued in the 2006 Private Placement were exercised, some on a cashless basis, resulting in gross proceeds to the Company of $5.0 million and the issuance of an additional 3.9 million shares of common stock.
(9) Hercules Financing
On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. Pursuant to the Loan and Security Agreement, dated as of March 16, 2007 (the “Loan Agreement”), Hercules advanced us $6.0 million on March 19, 2007. We have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. The principal balance of each advance under the Loan Agreement will bear interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the $6.0 million advance made to us on March 19, 2007 is 11.45%. The Loan Agreement allows for interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which we have deemed to be immaterial as of March 31, 2007. Our obligations under the Loan Agreement are secured by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Loan Agreement. In connection with the Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share.
At the date of the transaction, the fair value of the warrants was $0.9 million and this amount was credited to additional paid-in capital. The amount allocated to the warrants reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%, estimated volatility of 87.8%, risk free interest rate of 4.47%, and an expected life of five years.
The loan includes a deferred interest payment of 3% of the amount borrowed under the Loan Agreement, which is payable on the maturity date. We include this amount in deferred financing costs and amortize it to interest expense over the term of the loan. In connection with the Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan.
(10) Income Taxes
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for us on January 1, 2007. The application of FIN 48 did not have a material effect on our financial position, results from operations, or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2006. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We have entered into two separate collaborations with Roche for clinical development, one for PDE4 inhibitors and the other for nicotinic alpha-7 agonists. Under our 2002 Roche Agreement for the development of PDE4 inhibitors, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, the two named drug candidates under that agreement, following Roche’s earlier decision not to pursue further clinical development of these candidates. Under the terms of this amendment, Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization. If Roche exercises its option to obtain an exclusive license to continue the development of and commercialize MEM 1414 and/or MEM 1917, we will be entitled to receive an upfront payment and certain development-related milestone payments for development events occurring after the initiation of Phase 3 for each licensed drug candidate. If Roche does not exercise this option with respect to MEM 1414 and/or MEM 1917, then Roche will have no further rights or interest with respect to that drug candidate. In February 2006, in connection with an amendment to the 2003 Roche Agreement, we amended the 2002 Roche Agreement to terminate Roche’s obligation to make research and development funding payments in support of the PDE4 research collaboration. Roche has paid us a total of $26.0 million through March 31, 2007 under the 2002 Roche Agreement, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million, and milestone payments totaling $4.0 million.
In August 2003, we entered into a second collaboration with Roche for the development of nicotinic alpha-7 agonists. In February 2006, we amended and restated the original 2003 Roche Agreement. Under the terms of the Amended and Restated 2003 Roche Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. With respect to MEM 3454, Roche has the option to obtain a license following our completion of a Phase 2a clinical trial for this candidate. Roche maintains this license option by paying pre-specified license rights maintenance fees to us in the form of milestone payments. To date, Roche has made milestone payments to us of $4.0 million based on our achievement of criteria that were predefined by Roche. We will receive an aggregate of approximately $2.5 million (based on 1 USD: 1.20 CHF) in research and development funding in 2007. Under the Amended and Restated 2003 Roche Agreement, Roche has paid us a total of $31.8 million through March 31, 2007, comprised of an upfront license fee of $10.0 million, research and development funding of $7.8 million, milestone payments of $4.0 million and an equity investment. In the equity investment,

Roche purchased shares of our series Roche preferred stock for an aggregate of $10.0 million (which converted into 925,926 shares of common stock on the closing date of our initial public offering), and received a warrant to purchase 115,740 shares of common stock at an exercise price of $12.96 per share.
On October 14, 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders. Under the terms of the agreement, we are conducting a collaborative preclinical research program with Amgen relating to PDE10 inhibitors for a two-year period in accordance with a predefined research work plan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $11.1 million through March 31, 2007, comprised of a $5.0 million upfront fee, $4.1 million in research and development funding and a $2.0 million milestone payment. For the quarter ended March 31, 2007, we recognized revenue of $2.1 million under this agreement.
On December 20, 2005, we entered into the SMRI Development Agreement, pursuant to which we have conducted a Phase 2a bipolar disorder clinical trial of MEM 1003. Under the terms of the agreement, we are eligible to receive up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. As of March 31, 2007, we have received milestone payments of $1.6 million. We are eligible to receive the final milestone payment of $0.6 million if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, we will be required to refund to SMRI the milestone payments made by SMRI as of that date. No revenue will be recognized under the SMRI Development Agreement until all predefined milestones have been met.
In March 2007, we announced top-line results from the multi-center, double-blind, randomized, placebo-controlled study of MEM 1003 for the treatment of acute mania in bipolar disorder that was funded by SMRI. The primary and secondary outcome measures for this trial were not achieved and MEM 1003 did not prove effective for the treatment of bipolar mania. We are completing a full analysis of the data from this trial and do not, at this time, have plans to proceed with further clinical trials of this drug candidate in bipolar disorder. The results of this trial did not have an effect on our eligibility to continue receiving funding from SMRI under the Development Agreement.
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share. This private placement resulted in gross proceeds of $31.0 million.
On October 5, 2006, we entered into an agreement to issue and sell in a private placement an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. The securities were sold in two tranches. The first tranche, consisting of the sale of 23,245,724 shares of common stock and all 7,058,042 warrants, closed on October 16, 2006 and resulted in gross proceeds of $26.7 million. The second tranche, consisting of the sale of 4,986,478 shares of common stock, closed on December 18, 2006 and resulted in gross proceeds of $5.5 million. On February 15, 2007, we exercised our right to require the exercise of the remaining warrants pursuant to their terms. As of March 5, 2007, all of the warrants issued in the 2006 Private Placement had been exercised, some on a cashless basis, resulting in gross proceeds to us of $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock.
On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. Under the terms of the loan agreement, Hercules advanced us $6.0 million on March 19, 2007. We have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the loan agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The loan agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the loan agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the loan agreement. In connection with the loan agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share.
Under our June 2001 agreement with Bayer for the in-license of MEM 1003, we had paid $2.0 million in upfront and milestone payments as of March 31, 2007. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.

Since our inception, we have incurred substantial losses, and as of March 31, 2007, we had an accumulated deficit of $190.2 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect that our losses will continue for the foreseeable future as we continue to support our research, development and clinical trial activities to support our drug discovery and development programs.
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
Revenue recognition
We recognize revenue relating to our collaborations in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. We apply the provisions of EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to our agreements entered into after such date. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.
Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche Agreement, as amended, because we have licensed to Roche certain intellectual property and we have continuing performance obligations, we are recognizing the non-refundable upfront license fees and milestone payments as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the collaboration. Solely for purposes of revenue recognition under our 2002 Roche Agreement, we have estimated the relevant period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014. This estimated period was extended from the original period determined under that agreement, in connection with an amendment to the 2002 Roche Agreement in August 2005. Pursuant to that amendment, we reacquired the right to develop and commercialize MEM 1414 and MEM 1917, leaving the focus of Roche’s drug development activity under this collaboration on earlier stage research activities. Accordingly, we reassessed and extended the revenue recognition period for the non-refundable upfront license fees and milestone payments to reflect that the other compounds being developed under the agreement were at an earlier stage than MEM 1414 and MEM 1917.

Under the terms of our 2003 Roche Agreement, which was amended and restated in February 2006, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the Phase 2a clinical trial for this drug candidate. Pursuant to the amendment, Roche provided us with additional research and development funding. Accordingly, we extended the period for which we are recognizing revenue past the previously defined five-year period. In accordance with EITF No. 00-21, we are now recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under this agreement as a single unit of accounting, for revenue recognition purposes, over the period of our continuing performance obligations with respect to the first compound to be developed under this collaboration. Solely for purposes of revenue recognition under this agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.
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
Under the terms of our Development Agreement with SMRI, we are eligible to receive up to $2.2 million in milestone payments by December 31, 2007. In accordance with EITF No. 00-21, we are recognizing milestone payments received from SMRI as a single unit of accounting. However, if we fail to deliver the final report related to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007, then we will be required to refund to SMRI the milestone payments advanced by SMRI as of that date. No revenue will be recognized under the SMRI Development Agreement until all predefined milestones have been met.
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
In connection with the above services, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services performed by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-

estimate the level of services performed or the costs of such services, our actual expenses could materially differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with US GAAP.
Research and development expense
Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries and related expenses for personnel, stock-based compensation, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreement, consulting, license and sponsored university-based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.
Share-Based Payment Arrangements
Effective January 1, 2006, we account for share-based compensation awards granted to employees in accordance with the revised SFAS No. 123R, including the provisions of SAB No. 107. Share-based compensation cost is measured as of the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s service period. We have no awards with market or performance conditions. Although estimates of share-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us.
We estimate the fair value of stock option awards as of the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the expected life of the award, a risk-free interest rate and expected dividends.
We account for share-based compensation awards granted to non-employees in accordance with EITF No. 96-18 by determining the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instruments is reached, or (2) the date at which the non-employee’s performance is complete. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen.
Revenue for the three month period ended March 31, 2007 was $2.7 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche and Amgen. This represented a 3.6% decrease from revenue of $2.8 million for the three months ended March 31, 2006.
Research and development expense
Research and development expense increased by $3.0 million, or 43.9%, to $9.8 million for the three month period ended March 31, 2007. This increase included $2.7 million in increased expenses associated with the clinical development of MEM 1003 and MEM 3454 and a $0.6 million increase in external research support costs for these programs. This increase was partially offset by a $0.2 million decrease in lab supply costs, as well as a $0.1 million decrease in personnel and personnel-related costs.
General and administrative expense
General and administrative expense increased by 0.7%, to $2.3 million for the three month period ended March 31, 2007. This increase included $0.3 million in personnel-related costs, offset by a reduction of $0.2 million in legal and patent fees.
Change in fair value of warrants

In connection with our September 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants were originally recorded as a liability and valued at fair value as of the date of issuance.
As of January 1, 2007, the fair value of these warrants was reclassified to equity in accordance with EITF No. 00-19-2. As a result of the reclassification, we are no longer required to recognize the gain or loss associated with the change in the fair value of the warrants.
Interest income and interest expense
Interest income increased by $0.2 million, or 42.9%, to $0.6 million during the three month period ended March 31, 2007. Interest expense increased by $20,000, or 33.9%, to $79,000 during the three month period ended March 31, 2007. The increase in interest income was attributable to higher average investment balances and interest rates during the 2007 period. The increase in interest expense was related to costs associated with our debt.
Income taxes
For the three months ended March 31, 2007, we recognized no state income taxes. For the three months ended March 31, 2006, we recognized $2,000 in state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and most recently through debt financing. To date, inflation has not had a material effect on our business.
At March 31, 2007, cash, cash equivalents and marketable securities were $53.8 million as compared to $51.3 million at December 31, 2006. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. Under the terms of the loan, Hercules advanced us $6.0 million on March 19, 2007. We have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the loan agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The loan agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The loan agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the loan agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the loan agreement.
Net cash used in operating activities was $7.9 million for the quarter ended March 31, 2007. This primarily reflects the net loss of $8.9 million, an increase in accounts receivable, prepaid expenses and other assets of $1.9 million, an increase in accounts payable of $3.2 million, a decrease in accrued expenses of $0.7 million, a decrease of $1.1 million of deferred revenue, a non-cash charge for depreciation expense of $0.5 million, and a non-cash stock-based compensation charge of $0.8 million. Net cash provided by investing activities for the quarter ended March 31, 2007 was $0.3 million, which represents a decrease in our net investment in marketable securities of $0.4 million, offset by funds used for capital expenditures of $0.1 million. Net cash provided by financing activities during the quarter ended March 31, 2007 was $10.4 million, consisting primarily of $5.0 million of proceeds from the exercise of warrants issued in our 2006 Private Placement and $6.0 million of proceeds received from Hercules under our loan agreement, offset by $0.4 million in deferred financing costs and $0.2 million used in the repayment of equipment notes.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitments currently are to MEM 1003 and MEM 3454, for which we are funding multi-center Phase 2a clinical trials in Alzheimer’s disease. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements into the second half of 2008. Our future cash requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding we receive from our currently existing or any new collaborations;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	the potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture our drug candidates for preclinical and clinical trial supply;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
Other than the Hercules financing, we currently have no other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.
Contractual Obligations
During the three months ended March 31, 2007, our debt obligations increased by $8.0 million. This increase was related to our $6.0 million advance from Hercules under our loan agreement, plus interest over the term of the loan of $2.0 million. As of March 31, 2007, we expect to make payments to Hercules of $0.7 million within the next twelve months, and to pay the remaining $7.3 million in the following 3 years. There were no other material changes to our contractual obligations during the three months ended March 31, 2007.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within US GAAP, is effective for us beginning January 1, 2008. We have not yet determined the effect, if any, the adoption of SFAS No. 157 may have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates and foreign currency exchange rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels on March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. In addition, we contract with certain vendors outside of the U.S., who we are obligated to pay in foreign currency, and we receive payments for research and development funding from Roche pursuant to our 2003 Amended and Restated Roche Agreement based on a foreign currency. Accordingly, we may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. However, we estimate that if foreign currency exchange rates were to strengthen or weaken by 10% against the exchange rates as of March 31, 2007, the impact on our financial position, results of operations and cash flows would be immaterial. We currently do not hedge interest rate or foreign currency exposure. There has been no material change to our market risk since December 31, 2006.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits

10.1*	First Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated March 30, 2007, between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

10.2	First Amendment to Loan and Security Agreement dated April 4, 2007, between Hercules Technology Growth Capital, Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Vice President & Controller (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 15, 2007

Exhibit Index

10.1*	First Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated March 30, 2007, between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and the Registrant.

10.2	First Amendment to Loan and Security Agreement dated April 4, 2007, between Hercules Technology Growth Capital, Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.