Form 10-Q
period 2007-06-30
MEMORY PHARMACEUTICALS CORP
filed 2007-08-14
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
As of August 10, 2007 the registrant had 72,601,836 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,285	$50,849
Marketable securities	53	474
Receivables	64	—
Prepaid and other current assets	1,268	1,397
Total current assets	52,670	52,720
Deferred financing costs, net	542	—
Property and equipment, net	6,656	7,413
Restricted cash	505	509

Total assets	$60,373	$60,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,339	$741
Accrued expenses	5,258	6,179
Current portion of loan payable	301	—
Current portion of equipment notes payable	471	744
Deferred revenue – current	5,429	6,801

Total current liabilities	14,798	14,465
Warrant liability	—	8,724
Loan payable, less current portion	9,243	—
Equipment notes payable, less current portion	197	345
Deferred revenue – long-term	13,275	13,906

Total liabilities	37,513	37,440

Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; and 72,582,840 and 67,655,132 issued and outstanding at June 30, 2007, and December 31, 2006 respectively	73	68
Additional paid-in capital	223,675	206,372
Accumulated deficit	(200,888)	(183,227)
Accumulated other comprehensive loss	—	(11)

Total stockholders’ equity	22,860	23,202

Total liabilities and stockholders’ equity	$60,373	$60,642

     See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$2,728	$1,944	$5,418	$4,724

Operating expenses:
Research and development	11,258	6,379	21,108	13,220
General and administrative	2,593	2,063	4,846	4,301

Total operating expenses	13,851	8,442	25,954	17,521

Loss from operations	(11,123)	(6,498)	(20,536)	(12,797)

Change in fair value of warrants (Note 7)	—	7,753	—	5,493
Interest:
Income	649	418	1,279	856
Expense	(209)	(49)	(287)	(109)

Interest income, net	440	369	992	747

Income/(loss) before income taxes	(10,683)	1,624	(19,544)	(6,557)
Income taxes	6	—	6	—

Net income/(loss)	$(10,689)	$1,624	$(19,550)	$(6,557)

Income/(loss) per common share:
Basic	$(0.15)	$0.04	$(0.27)	$(0.17)

Diluted	$(0.15)	$0.04	$(0.27)	$(0.17)

Shares used in calculation of net income/(loss) per common share:
Basic	72,098,338	37,836,343	71,121,965	37,790,868

Diluted	72,098,338	38,415,846	71,121,965	37,790,868

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(19,550)	$(6,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,155	1,032
Non-cash stock based compensation	1,656	1,389
Unrealized gain on warrants	—	(5,493)
Changes in operating accounts:
Receivables	(64)	1,562
Prepaid and other current assets	129	(174)
Other assets	4	—
Accounts payable	2,598	214
Accrued expenses	(1,229)	(1,855)
Deferred revenue	(2,003)	(1,365)

Net cash used in operating activities	(17,304)	(11,247)

Cash flows provided by investing activities:
Purchases of marketable securities	—	(988)
Sales of marketable securities	410	4,905
Additions to property and equipment	(236)	(178)

Net cash provided by investing activities	174	3,739

Cash flows provided by financing activities:
Proceeds from issuance of common stock	7,248	161
Proceeds from issuance of loan payable and warrants	11,000	—
Deferred financing costs	(261)	—
Principal repayment of equipment notes payable	(421)	(694)

Net cash provided by / (used in) financing activities	17,566	(533)

Net increase / (decrease) in cash and cash equivalents	436	(8,041)
Cash and cash equivalents, beginning of period	50,849	39,533

Cash and cash equivalents, end of period	$51,285	$31,492

Supplemental cash flow information:
Cash paid for interest	$265	$109
Cash paid for taxes	$—	$3
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

As of June 30, 2007 we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Amended and Restated 2004 Employee Stock Purchase Plan. In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation expense recognized in the Statements of Operations for the three months ended June 30, 2007 for our stock-based compensation plans was $0.8 million, of which $0.3 million was a component of general and administrative expenses and $0.5 million was a component of research and development expenses. For the three months ended June 30, 2006, we recognized compensation expense for stock-based compensation plans of $0.7 million, of which $0.3 million was a component of general and administrative expenses and $0.4 million was a component of research and development expenses.

The compensation expense recognized in the Statements of Operations for the six months ended June 30, 2007 for our stock-based compensation plans was $1.7 million, of which $0.6 million was a component of general and administrative expenses and $1.1 million was a component of research and development expenses. For the six months ended June 30, 2006, we recognized compensation expense for stock-based compensation plans of $1.4 million, of which $0.7 million was a component of general and administrative expenses and $0.7 million was a component of research and development expenses.

The weighted-average fair value of the stock option awards granted during the six-month periods ended June 30, 2007 and June 30, 2006 was $2.61 per share and $1.71 per share, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Expected life	5.56 to 10 years	5.56 to 6.25 years
Expected volatility	87.8% to 89.5%	80.7% to 81.5%
Risk-free interest rate	4.52% to 5.03%	4.39% to 4.97%
Dividend yield	0%	0%
For employee awards, the expected life of the stock options was calculated using the shortcut method allowed by the provisions of Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), and interpreted by Staff Accounting Bulletin (SAB) No. 107. For non-employee awards, the expected life of the stock options was based on the life of the stock option. The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option.
A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the six month period ended June 30, 2007 is presented below. All grants indicated in the table below were made pursuant to our 2004 Plan.

		Exercise Price	Weighted-Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2006	5,276,852	$0.30–$9.82	$3.03
Granted	1,116,250	$2.00–$3.81	$3.44
Exercised	(235,984)	$0.30–$2.70	$0.98
Cancelled / Forfeited	(49,336)	$0.75–$9.82	$3.00

Outstanding at June 30, 2007	6,107,782	$0.30–$9.82	$3.18

As of June 30, 2007, there was $4.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.67 years. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2007, was $0.7 million and $1.3 million, respectively.

We apply the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our consolidated statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the six months ended June 30, 2007, we issued stock options to purchase 130,000 shares of common stock to non-employees.

(3)	Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus all additional dilutive shares of common stock equivalents. Dilutive common stock equivalents include the dilutive effect of in-the-money options or warrants, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the average amounts of unrecognized compensation cost, if any, for future service, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised, are assumed to be used to repurchase shares in the current period.

Since we had a net loss for the three and six months ended June 30, 2007, and for the six months ended June 30, 2006, basic and diluted net loss per share of common stock is the same. As a result, the computation of diluted net loss per share of common stock excludes the effect of the potential exercise of stock options and warrants to purchase shares of common stock because the effect would be anti-dilutive.

For the three months ended June 30, 2006, we reported net income of $1.6 million and diluted net income per common share of $0.04. The dilutive calculation includes 579,503 of additional in-the-money options and warrants. Net income resulted from a significant reduction in the market price of our common stock causing our warrant liability to reverse by approximately $7.8 million for the three months ended June 30, 2006.

For the three months ended June 30, 2006, basic and diluted net income per share of common stock were computed as follows:

Three Months Ended
June 30, 2006
EPS Numerator — Basic
Net income	$1,623,590
EPS Denominator – Basic
Weighted-average common shares outstanding	37,836,343

EPS Numerator – Diluted
Net income	$1,623,590
EPS Denominator – Diluted
Weighted-average common shares outstanding	37,836,343
Effect of dilutive securities – stock options	579,503
Dilutive potential common shares	38,415,846

Basic net income per common share	$0.04
Diluted net income per common share	$0.04
Potential common stock equivalents consist of stock options and warrants. The weighted average anti-dilutive shares for the three and six month periods ended June 30, 2007 and June 30, 2006 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock options	6,135,598	4,234,914	6,181,858	4,554,423
Warrants	6,527,755	5,913,267	7,085,383	5,913,267

Total	12,663,353	10,148,181	13,267,241	10,467,690

(4)	Marketable Securities

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

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	June 30, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
		(in thousands)
Mortgage-backed and asset-backed securities	$53	—	$474	—

Marketable securities due over 90 days	$53	$—	$474	$—
Commercial paper	—	—	21,885	—
Obligations of US government agencies	—	—	804	11

Marketable securities due in 90 days or less *	$—	$—	$22,689	$11

Total marketable securities	$53	$—	$23,163	$11

*	Classified as cash and cash equivalents on the balance sheets
The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at June 30, 2007 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	—	—
Due after two years	$53	$53

	$53	$53

*	Classified as cash and cash equivalents on the balance sheets
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

Comprehensive income/loss includes net income/loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended June 30, 2007, comprehensive loss was $10.7 million, including an unrealized gain on marketable securities of $3,000, and for the three months ended June 30, 2006, comprehensive income was $1.6 million, including an unrealized gain on marketable securities of $5,000. For the six months ended June 30, 2007, comprehensive loss was $19.5 million, including an unrealized gain on marketable securities of $11,000 and for the six months ended June 30, 2006, comprehensive loss was $6.6 million, including an unrealized gain on marketable securities of $14,000.

(6)	License Agreements and Collaborations

Bayer AG In-License

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of June 30, 2007, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

Hoffmann-La Roche (PDE4 Inhibitor Program)

In July 2002, we entered into a collaboration with F. Hoffman-La Roche Ltd./Hoffman-La Roche, Inc., or Roche, for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications (the “2002 Roche PDE4 Inhibitor Agreement”). Under the 2002 Roche PDE4 Inhibitor Agreement, we granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Under this agreement, Roche provided us with research and development funding, initially for a two-year period, which was extended in August 2004 for an additional two years. In August 2005, we amended the 2002 Roche PDE4 Inhibitor Agreement to reacquire the right to develop and commercialize MEM 1414 and MEM 1917, following Roche’s earlier decision not to pursue further clinical development of these candidates, and Roche received an option, exercisable following the completion of Phase 2 clinical trials for each drug candidate, to continue that drug candidate’s development and commercialization.

In June 2007, in conjunction with an amendment to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement (as defined below), we amended and restated the 2002 Roche PDE4 Inhibitor Agreement to reacquire all development and commercialization rights to our PDE4 Inhibitor Program (the “Amended and Restated 2002 Roche PDE4 Inhibitor Agreement”). Under the terms of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, the following have been terminated: (i) the license granted by us to Roche to our patent rights and know-how with respect to PDE4 inhibitors to be developed under the 2002 Roche PDE4 Inhibitor Agreement and certain of the parties’ related rights and obligations, (ii) the PDE4 research collaboration and certain of the parties’ related rights and obligations, and (iii) Roche’s option to obtain an exclusive license to MEM 1414 and/or MEM 1917. Under the terms of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, we are obligated to make milestone payments to Roche if we achieve specified development, regulatory and commercialization milestones for any PDE4 inhibitors covered under the 2002 Roche PDE4 Inhibitor Agreement. We are also obligated to pay royalties to Roche for such PDE4 inhibitors based on a specified percentage of net sales of products, which increases at increasing net sales levels, during the term of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. Royalty payments will expire on a country-by-country basis ten years following the date of launch in each country.

Through the date we entered into the Amended and Restated Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 Inhibitor Program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million.

Under the terms of our 2002 Roche PDE4 Inhibitor Agreement, because we had licensed to Roche certain intellectual property and we had continuing performance obligations, we recognized the non-refundable upfront license fees and milestone payments received thereunder as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under that collaboration. Solely for purposes of revenue recognition under our 2002 Roche PDE4 Inhibitor Agreement, we estimated the relevant period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement, and consequently, we will now be recognizing the remaining $6.3 million of deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.

During the three months ended June 30, 2007 and 2006, we recognized revenue of $0.2 million in connection with our PDE4 Inhibitor Program. During the six months ended June 30, 2007 and 2006, we recognized revenue of $0.5 million and $1.3 million, respectively, in connection with our PDE4 Inhibitor Program.

Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)

In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of neurological and psychiatric indications, and potentially other indications (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”). The 2003 Roche Nicotinic Alpha-7 Agonist Agreement was amended and restated on February 27, 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7

Agonist Agreement. With respect to MEM 3454, Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to MEM 3454 upon the completion of the first Phase 2a clinical trial of MEM 3454 and other predefined events.

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of MEM 3454 for the treatment of cognitive impairment associated with schizophrenia, or CIAS, (the “CIAS Clinical Trial”), which we currently plan to commence in the fourth quarter of 2007, and to include a potential milestone payment by Roche related to the completion of the CIAS Clinical Trial. Pursuant to the June 2007 amendment, if Roche exercises its option to secure a license to MEM 3454 following the completion of our ongoing Phase 2a Alzheimer’s disease clinical trial of MEM 3454, then, in order to maintain its rights to MEM 3454, Roche would also have to make a milestone payment to us upon the completion of the CIAS Clinical Trial (the “CIAS Milestone Payment”).

In connection with our Nicotinic Alpha-7 Agonist Program, we will receive an additional $1.7 million (based on 1 USD: 1.20 CHF) in research and development funding from Roche in the second half of 2007.

Roche has paid us a total of $32.6 million through June 30, 2007 in connection with our Nicotinic Alpha-7 Agonist Program, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $8.6 million and milestone payments totaling $4.0 million.

In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.

During the three months ended June 30, 2007 and 2006, we recognized revenue of $0.4 million in connection with our Nicotinic Alpha-7 Agonist Program. During the six months ended June 30, 2007 and 2006, we recognized revenue of $0.8 million and $0.5 million, respectively, in connection with our Nicotinic Alpha-7 Agonist Program.

Amgen Inc. (PDE10 Inhibitor Program)

On October 14, 2005, we entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors for neurological and psychiatric disorders (the “Amgen PDE10 Inhibitor Agreement”). Under the terms of the Amgen PDE10 Inhibitor Agreement, we received a $5.0 million upfront fee in November 2005 and are receiving research and development funding. We and Amgen are conducting a collaborative preclinical research program relating to PDE10 inhibitors for a two-year period in accordance with a predefined research workplan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

Amgen has paid us a total of $13.1 million through June 30, 2007, in connection with our Amgen PDE10 Inhibitor Agreement, consisting of a $5.0 million upfront fee, a $2.0 million milestone payment and research and development funding of $6.1 million. We are recognizing revenue over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period.

During the three months ended June 30, 2007 and 2006, we recognized revenue under the Amgen PDE10 Inhibitor Agreement consisting of $2.1 million and $1.5 million, respectively. During the six months ended June 30, 2007 and 2006, we recognized revenue under the Amgen PDE10 Inhibitor Agreement of $4.2 million and $3.0 million, respectively.

The Stanley Medical Research Institute (MEM 1003 in Bipolar Disorder)

On December 20, 2005, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, pursuant to which we have conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development

Agreement”). Under the terms of the SMRI Development Agreement, we are eligible to receive an aggregate of up to $3.2 million in funding from SMRI to support the development of MEM 1003 for the treatment of bipolar disorder or schizophrenia over the development term of three years, which term may be extended for additional one-year periods. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. As of June 30, 2007, we have received milestone payments of $1.6 million. We are eligible to receive the final milestone payment of $0.6 million if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, we will be required to refund to SMRI the milestone payments made by SMRI as of that date. In addition, we are required to refund to SMRI any portion of the milestone payments received from SMRI that have not been applied to the Phase 2a clinical trial in bipolar disorder by December 31, 2007, although we do not expect there to be any refunds. No revenue will be recognized under the SMRI Development Agreement until all predefined milestones have been met.

NPS Allelix Corp. (5-HT6 Antagonist Program)

Our preclinical development pipeline includes a 5-HT6 Antagonist Program. We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property licensed from NPS Allelix Corp., or NPS. We are evaluating several lead compounds from this portfolio as potential development candidates.

In October 2003, we entered into a License Agreement with NPS, which we amended and restated in April 2007 (the “Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement”). Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. As of June 30, 2007, we have paid $50,000 in upfront and milestone payments to NPS (after credit for patent costs). We are required to make additional payments to NPS upon our achievement of specified development and regulatory milestones. We also are obligated to pay royalties to NPS during the term of the agreement based on a specified percentage of worldwide net sales of products that include 5-HT6 antagonist compounds independently developed by us, or NPS compounds covered by the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. Royalty payments will expire generally on a country-by-country basis ten years following the launch of the product in that country. Payments under the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement are subject to reduction under certain circumstances. In the event we sublicense our rights under the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we are required to make a one-time payment to NPS, not to exceed a predefined maximum amount.

Unless it is earlier terminated, the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement will terminate on the date of expiration of all royalty and other payment obligations, at which time our license will become fully paid-up. Upon providing notice as set forth in the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement: (i) either party may terminate the agreement upon the failure of the other party to cure a material breach (ii) NPS may terminate the agreement upon our failure to comply with our diligence obligations and (iii) we may terminate if we determine that there are scientific, technical, economic or business problems relating to the development or commercialization of 5-HT6 antagonists. We will not be relieved of our obligation to pay accrued but unpaid royalties to NPS in the event of a termination as described in clauses (i)-(iii) above. If the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement is terminated prior to the date on which all royalty and other payment obligations thereunder expire, the applicable licenses granted by NPS to us will terminate. Upon any such termination, we would be required to transfer to NPS, at our cost, certain filings, rights, approvals, agreements and data relating to products containing NPS compounds and, if requested by NPS, we would have certain obligations to supply or cause to be supplied to NPS or its licensees clinical and/or commercial supplies of the products for a period of time upon terms mutually agreed upon by the parties. If following such termination, NPS or its licensee were to commercialize a product containing an NPS compound, we would be entitled to predefined royalties on net sales of such product in an amount dependent on its stage of development. Further, if following such termination we or our licensee were to commercialize a product containing our compound, our obligation to pay royalties to NPS relating to this product would not terminate and would continue as provided in the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement.

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

In December 2006, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2), which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. The warrants issued in our 2005 Private Placement include certain penalty provisions related to maintaining registration, and therefore, prior to the adoption of EITF No. 00-19-2, were classified as a liability and recorded at fair value at each reporting date. EITF No. 00-19-2 requires liability recognition for registration payment arrangements, only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. We have determined that it is not probable that we will not meet the registration requirements of the 2005 Private Placement. EITF No. 00-19-2 was adopted by us on January 1, 2007, and, accordingly, the effect on our financial statements was a reclassification of the value of the warrants as of December 31, 2006. The $8.7 million warrant liability was reclassified as a $6.8 million increase in additional paid-in capital and a $1.9 million reduction to accumulated deficit.

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

(9)	2007 Private Placement

On June 18, 2007, we entered into a definitive Stock Purchase Agreement with SMRI and The Sylvan C. Herman Foundation for the sale of an aggregate of up to $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. Under the terms of the 2007 Private Placement, the net proceeds shall be used to fund the CIAS Clinical Trial.

The first tranche of the 2007 Private Placement closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share (which, pursuant to the terms of the Stock Purchase Agreement, was equal to 117% of the average closing sale price of our common stock on the NASDAQ Global Market for the ten trading days ending on the trading day immediately preceding the effective date of the Stock Purchase Agreement). We have the option, in our sole discretion, to sell the remaining $4.0 million of our common stock to the purchasers in the 2007 Private Placement in two tranches of $2.0 million each, if we achieve predefined milestones related to the CIAS Clinical Trial, and if we have no intention, at that time, of terminating the CIAS Clinical Trial. The price of any common stock sold in the second and third tranches will be equal to 117% of the average closing sale price of our common stock on the NASDAQ Global Market for the ten trading days ending on the trading day immediately preceding our achievement of each milestone.

Under the terms of the Stock Purchase Agreement, we agreed to file, within 90 days after the first closing, a registration statement with the SEC to register for resale the shares issued at the first closing, which registration statement is required to become effective within 180 days following the first closing. In addition, to the extent any shares of common stock sold in the second and third tranches cannot be included in the first registration statement, we have agreed to file a second registration statement with the SEC within 180 days after the completion of the CIAS Clinical Trial, which registration statement is required under the terms of the Stock Purchase Agreement to become effective within 270 days following the completion of the CIAS Clinical Trial. We are required to maintain the effectiveness of the registration statement(s) for a period of two years from the last issuance of shares of common stock under the Stock Purchase Agreement or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144, which we refer to as the Registration Period. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Stock Purchase Agreement.

In addition to the registration rights described above, we have granted piggyback registration rights, during the Registration Period, to the holders of securities acquired in the 2007 Private Placement.

We have determined that it is not probable that we will not meet the registration requirements of the 2007 Private Placement and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements.

(10)	Hercules Financing

On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules. Pursuant to the Loan and Security Agreement, dated as of March 16, 2007 (the “Original Hercules Loan Agreement”), Hercules advanced us $6.0 million on March 19, 2007. On June 18, 2007, we amended the Hercules Loan Agreement to increase the aggregate amount that we may borrow thereunder from $10.0 million to $15.0 million (the “Hercules Amendment”, together with the Original Hercules Loan Agreement, the “Hercules Loan Agreement”). In connection with the Hercules Amendment, Hercules advanced to us an additional $5.0 million on June 20, 2007. We also have the option to request the remaining $4.0 million available under the Hercules Loan Agreement from September 15, 2007 through December 31, 2007. The principal balance of each advance under the Hercules Loan Agreement will bear interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for each of the advances made to date is 11.45%. The Hercules Loan Agreement allows for interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as defined in the Hercules Loan Agreement.

In connection with the Original Hercules Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share (the “First Warrant”). In connection with the Hercules

Amendment, we issued to Hercules a five-year warrant to purchase 325,521 shares of our common stock at an exercise price per share of $1.92 (the “Second Warrant” together with the First Warrant, the “Warrants”).

At the date of the initial advance, the fair value of the First Warrant was $0.9 million, and this amount was credited to additional paid-in capital. At the date of the second advance, the fair value of the Second Warrant was $0.6 million. The amount allocated to the Warrants reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method. The fair value of the Warrants was determined using the Black-Scholes model. The following assumptions were used for the First Warrant: dividend yield of 0%, estimated volatility of 87.78%, risk free interest rate of 4.47%, and an expected life of five years. The following assumptions were used for the Second Warrant: dividend yield of 0%, estimated volatility of 89.85%, risk free interest rate of 5.07%, and an expected life of five years.

The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. We include this amount in deferred financing costs and amortize it to interest expense over the term of the loan. In connection with the Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan.

Under the terms of the Second Warrant, we have agreed to file, within 90 days of the date of the Hercules Amendment, a registration statement with the SEC to register for resale the shares of common stock underlying Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. Under the terms of the Second Warrant, the registration statement is required to become effective within 180 days following the date of the Hercules Amendment and, except as otherwise permitted under the Hercules Amendment, must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Second Warrant.

We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements.

(11)	Income Taxes

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

(12)	Subsequent Events

On July 10, 2007, we filed a registration statement with the SEC (a) registering for resale the shares of common stock (i) issued to SMRI in connection with the SMRI Development Agreement, (ii) issued in the 2007 Private Placement, and (iii) underlying the Warrants issued to Hercules and (b) pursuant to which we may, from time to time, offer and sell shares of our common stock, preferred stock and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, with a total value of up to $75.0 million, at prices and on terms to be determined by market conditions at the time of any offering made under the registration statement. The registration statement was declared effective on August 7, 2007.

At our 2007 Annual Meeting of stockholders, held on July 19, 2007, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 75,000,000 shares, bringing the total number of authorized shares of common stock to 175,000,000.
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

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as those discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
Our drug development pipeline currently includes five programs, an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors and 5-HT6 antagonists. We are currently conducting a Phase 2a clinical trial of MEM 1003, our L-type calcium channel modulator, in Alzheimer’s disease, which we refer to as the MEM 1003 Phase 2a AD clinical trial. We have two named drug candidates in our nicotinic alpha-7 agonist program, MEM 3454 and MEM 63908. We are currently conducting a Phase 2a clinical trial of MEM 3454 in Alzheimer’s disease, which we refer to as the MEM 3454 Phase 2a AD clinical trial, and plan to commence a Phase 2a clinical trial of MEM 3454 in cognitive impairment associated with schizophrenia (CIAS) in the fourth quarter of 2007. We plan to commence a Phase 1 clinical trial program of MEM 63908 in the third quarter of 2007. We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future.
We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with F. Hoffman-La Roche Ltd./Hoffman-La Roche, Inc., or Roche, for the development of nicotinic alpha-7 agonists and a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors. We are currently funding our other three programs on our own. In addition, The Stanley Medical Research Institute, or SMRI, agreed in 2005 to provide funding for our MEM 1003 Phase 2a bipolar disorder trial and in 2007 to provide funding support for our MEM 3454 Phase 2a clinical trial in CIAS.
➢	L-Type Calcium Channel Modulator — MEM 1003

MEM 1003 is a neuronal L-type calcium channel modulator being developed for the treatment of Alzheimer’s disease. We are currently conducting a multi-center, randomized, double-blind, placebo-controlled Phase 2a study to evaluate the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania and that MEM 1003 did not prove effective in that trial. We are completing a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder.

We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer for the treatment of human peripheral and CNS-related disorders. As of June 30, 2007, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.

We conducted the Phase 2a bipolar disorder clinical trial of MEM 1003 with funding support from SMRI. We received $1.0 million of funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share. As of June 30, 2007, we have received milestone payments of $1.6 million from SMRI based on our achievement of pre-defined milestones related to the clinical trial, and we remain eligible to receive the final milestone payment of $0.6 million if we deliver the final report related to the Phase 2a trial in bipolar disorder to SMRI before December 31, 2007. If we fail to deliver the final report, we will be required to refund to SMRI the milestone payments made by SMRI as of that date.

➢	Nicotinic Alpha-7 Agonist Program

MEM 3454, a partial agonist of the nicotinic alpha-7 receptor, is the lead candidate from this program and is being developed for the treatment of Alzheimer’s disease and CIAS. We are currently conducting a Phase 2a multi-center, randomized, double-blind, placebo-controlled study in Alzheimer’s disease to evaluate the safety, tolerability and cognitive effects of MEM 3454. We also currently expect to commence a Phase 2a clinical trial of MEM 3454 in CIAS in the fourth quarter of 2007 (the “CIAS Clinical Trial”). MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We currently plan to commence a Phase 1 clinical trial program of MEM 63908 in the third quarter of 2007.

In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”), which was subsequently amended and restated in February 2006 (the “Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds being developed under this agreement and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the agreement.

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for the CIAS Clinical Trial. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the first Phase 2a clinical trial for this candidate and certain other predefined events. If Roche exercises its option to secure a license to MEM 3454 following the completion of the MEM 3454 Phase 2a AD clinical trial, then, in order to maintain its rights to MEM 3454, Roche would have to make a milestone payment to us upon the completion of the CIAS Clinical Trial.

Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we will receive an aggregate of approximately $2.5 million (based on 1 USD: 1.20 CHF) in research and development funding in 2007. Through June 30, 2007, Roche has paid us a total of $32.6 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $8.6 million, milestone payments of $4.0 million and a $10.0 million equity investment.

The CIAS Clinical Trial will be funded in part through our securities purchase agreement with SMRI and The Sylvan C. Herman Foundation, pursuant to which we have agreed to sell up to an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007 Private Placement closed in June 2007, and upon our achievement of certain pre-defined milestones related to the CIAS Clinical Trial and provided we have no current intention of terminating that trial, we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation the remaining $4.0 million of common stock at a 17% premium to the market price at the time the milestone is achieved.

➢	PDE4 Inhibitor Program

In July 2002, we entered into a collaboration with Roche for the development of PDE4 Inhibitors (the “2002 Roche PDE4 Inhibitor Agreement”). During the course of this collaboration, we named two drug candidates, MEM 1414, which has completed Phase 1 clinical trials, and MEM 1917. In June 2007, we restructured the 2002 Roche PDE4 Inhibitor Agreement to reacquire from Roche all rights to the PDE4 Inhibitor Program (the “Amended and Restated 2002 Roche PDE4 Inhibitor Agreement”). Through the date we entered into the Amended and Restated Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 Inhibitor Program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million. Under certain circumstances, we are obligated to make milestone payments to Roche in the future. We are currently evaluating alternatives for the further development of this program, which could include taking the program forward, in whole or in part, on our own or with a new collaboration partner.

➢	PDE10 Inhibitor Program

In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders (the “Amgen PDE10 Inhibitor Agreement”). Under the terms of the Amgen PDE10 Inhibitor Agreement, we are conducting a collaborative preclinical research program with Amgen relating to PDE10 inhibitors for a two-year period in accordance with a predefined research work plan. Subject to Amgen’s right to terminate the agreement or terminate specified rights thereunder, we will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $13.1 million through June 30, 2007, comprised of a $5.0 million upfront fee, $6.1 million in research and development funding and a $2.0 million milestone payment.

➢	5-HT6 Antagonist Program

Our preclinical development pipeline includes a 5-HT6 Antagonist Program. We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property licensed from NPS Allelix Corp., or NPS. We are evaluating several lead compounds from this portfolio as potential development candidates. In October 2003, we entered into a License Agreement with NPS, which we amended and restated in April 2007 (the “Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement”). Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. We are required to make payments to NPS upon our achievement of specified development and regulatory milestones.
Since our inception, we have incurred substantial losses, and as of June 30, 2007, we had an accumulated deficit of $200.9 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials given our increased clinical development activity. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitments currently are to MEM 1003, for which we are funding a multi-center Phase 2a clinical trial in Alzheimer’s disease and to MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in Alzheimer’s disease and will soon be funding a multi-center Phase 2a clinical trial in CIAS.
We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements into the second half of 2008.
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and, most recently, through debt financing.
Since our initial public offering, we have raised gross proceeds totaling $190.8 million through the sale of our equity securities. In September 2005, we raised gross proceeds of $31.0 million in a private placement, issuing 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share. We refer to this as our 2005 Private Placement. In October and December 2006, we closed a two-tranche private placement, raising gross proceeds of $32.2 million and issuing an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. We refer to this as our 2006 Private Placement. In February 2007, we exercised our right to require the exercise of the October 2006 warrants pursuant to their terms, resulting in gross proceeds to us of $5.0 million and the issuance of an aggregate of

5,402,593 additional shares of common stock. In connection with the 2007 Private Placement, we have raised gross proceeds to date of $2.0 million, issuing an aggregate of 694,444 shares of common stock at a price of $2.88 per share.
In March 2007, we entered into a $10.0 million term loan agreement (the “Original Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc., or Hercules, which was amended in June 2007 to increase the maximum loan amount to $15.0 million (the “Hercules Amendment”, together with the Original Hercules Loan Agreement, the “Hercules Loan Agreement”). We have borrowed a total of $11.0 million under the Hercules Loan Agreement as of June 30, 2007, and will have the option to request up to the remaining $4.0 million available under the agreement from September 15, 2007 through December 31, 2007. We are required to make interest-only payments on a monthly basis until May 2008 and any amounts outstanding at that time are required to be repaid in 30 equal monthly installments beginning in June 2008. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development and the fair value of our equity securities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue recognition
We recognize revenue relating to our collaborations in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF No. 00-21), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to our agreements entered into after such date. Revenues under such collaborations may include the receipt of non-refundable license fees, milestone payments and research and development funding. Deferred revenue consists of payments received in advance of revenue recognition under such collaborations.
Given the various types of payments to us under our collaboration agreements, we must evaluate these agreements to determine units of accounting for revenue recognition purposes. Under the terms of our 2002 Roche PDE4 Inhibitor Agreement, because we had licensed to Roche certain intellectual property and we had continuing performance obligations, we recognized the non-refundable upfront license fees and milestone payments received thereunder as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under that collaboration. Solely for purposes of revenue recognition under our 2002 Roche PDE4 Inhibitor Agreement, we estimated the relevant period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

In June 2007, in conjunction with an amendment to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we amended and restated the 2002 Roche PDE4 Inhibitor Agreement to reacquire all development and commercialization rights to our PDE4 inhibitor program.
The June 2007 restatement of the 2002 Roche PDE4 Inhibitor Agreement was predicated on the execution of the amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, and consequently, beginning June 18, 2007 we are recognizing the remaining portion of the deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.
Under the terms of our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the first Phase 2a clinical trial for this drug candidate. We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.
In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting, for revenue recognition purposes, over the period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.
In accordance with EITF No. 00-21, under the terms of our Amgen PDE10 Inhibitor Agreement, we are recognizing the non-refundable upfront license fee, milestone payments, and research and development funding received as a single unit of accounting for revenue recognition purposes over the two-year term of the research collaboration under the agreement. Given the early stage of development of our PDE10 program and our continuing involvement in the research and development, we determined that the license granted to Amgen, by itself, does not have standalone value. Accordingly, we consider the license and research services as a single deliverable. The milestones that we earn represent performance bonuses that are contingent upon the advancement of the research and development, which will include our involvement during the research collaboration period of two years, and after that will be based on Amgen’s progression of the research and development. The efforts expended for the achievement of the milestones are deemed to be part of the research and development activities and are not evaluated on a standalone basis. The non-refundable upfront fee and any milestone payments received are being deferred and will be recognized in proportion to performance of services based on the number of full-time equivalents (FTEs) working on this collaboration during the period compared to the total number of FTEs during the period of our continuing involvement. We estimate our continuing involvement will only be the two-year period of the research collaboration, after which, under the terms of the Amgen Agreement, Amgen will assume full development responsibility.
Under the terms of the SMRI Development Agreement we are eligible to receive up to $2.2 million in milestone payments by December 31, 2007. In accordance with EITF No. 00-21, we are recognizing milestone payments received from SMRI as a single unit of accounting. Since we will be required to refund to SMRI the milestone payments advanced by SMRI if we fail to deliver the final report related to the Phase 2a clinical trial of MEM 1003 in bipolar disorder by December 31, 2007, no revenue will be recognized under the SMRI Development Agreement until all predefined milestones have been met.
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
Share-Based Payment Arrangements
Effective January 1, 2006, we account for share-based compensation awards granted to employees in accordance with the revised Statements of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), and interpreted by SAB No. 107, Share-Based Payment. Share-based compensation cost is measured as of the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s service period. We have no awards with market or performance conditions.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
Revenue
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
Revenue increased by $0.8 million, or 42% to $2.7 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. The $0.8 million increase is primarily the result of an increase in research and development funding from Roche in connection with the Nicotinic Alpha-7 Agonist Program.
Research and development expense
Research and development expense increased by $4.9 million, or 77%, to $11.3 million for the three months ended June 30, 2007 from $6.4 million for the three months ended June 30, 2006. The $4.9 million increase includes $4.3 million in increased costs associated with the clinical and preclinical development of MEM 1003 and MEM 3454, $0.4 million in increased personnel-related costs, $0.1 million in increased manufacturing cost and $0.1 in increased facility-related costs.
General and administrative expense
General and administrative expense increased by $0.5 million, or 24%, to $2.6 million for the three month period ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006. The $0.5 million increase includes $0.2 million in increased legal and patent fees, $0.1 million in increased personnel-related costs, $0.1 million in increased amortization expense related to our debt and $0.1 million in increased administrative cost.
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
Interest income and interest expense
Interest income increased by $0.2 million, or 50%, to $0.6 million for the three months ended June 30, 2007 from $0.4 million for the three months ended June 30, 2006. Interest expense was $0.2 million for the three month periods ended June 30, 2007 and June 30, 2006. The $0.2 million increase in interest income was attributable to higher average investment balances and interest rates during the 2007 period.
Income taxes
For the three months ended June 30, 2007, we recognized $6,000 in state income taxes. For the three months ended June 30, 2006, we recognized no state income taxes.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
Revenue
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
Revenue increased by $0.7 million, or 15%, to $5.4 million for the six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006. The $0.7 million increase is primarily the result of an increase in research and development funding from Roche in connection with the Nicotinic Alpha-7 Agonist Program.
Research and development expense
Research and development expense increased by $7.9 million, or 60%, to $21.1 million for the six months ended June 30, 2007 from $13.2 million for the six months ended June 30, 2006. The $7.9 million increase includes $7.0 million in increased costs associated with the clinical and preclinical development of MEM 1003 and MEM 3454, $0.4 million in increased manufacturing cost, $0.4 million in increased personnel-related costs and $0.1 in increased facility-related costs.
General and administrative expense
General and administrative expense increased by $0.5 million, or 12%, to $4.8 million for the six months ended June 30, 2007 from $4.3 million for the six months ended June 30, 2006. The $0.5 million increase includes $0.3 million in personnel-related costs, $0.1 million in increased amortization expense related to our debt and $0.1 million in increased administrative cost.
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
Interest income and interest expense
Interest income increased $0.4 million, or 44%, to $1.3 million for the six months ended June 30, 2007 from $0.9 million for the six months ended June 30, 2006. Interest expense increased $0.2 million, or 200%, to $0.3 million for the six months ended June 30, 2007 from $0.1 million for the six months ended June 30, 2006. The $0.4 million increase in interest income was attributable to higher investment balances coupled with better rates of return in 2007. The $0.2 million increase in interest expense was related to costs associated with the Hercules Loan Agreement, consummated in March 2007.
Income taxes
For the six months ended June 30, 2007, we recognized $6,000 in state income taxes. For the six months ended June 30, 2006, we recognized no state income taxes.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and, most recently, through debt financing. To date, inflation has not had a material effect on our business.
At June 30, 2007, cash, cash equivalents and marketable securities were $51.3 million which was unchanged from December 31, 2006. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
On March 16, 2007, we entered into the Original Hercules Loan Agreement, a $10.0 million term loan agreement. Pursuant to the Original Hercules Loan Agreement, Hercules advanced us $6.0 million on March 19, 2007. On June 18, 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million on June 20, 2007. We also have the option to request up to an additional $4.0 million from September 15, 2007 through December 31, 2007. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Hercules Loan Agreement. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets.
On June 18, 2007, we entered into a definitive Stock Purchase Agreement with SMRI and The Sylvan C. Herman Foundation for the sale of an aggregate of up to $6.0 million shares of our common stock, the proceeds of which are being used to fund the CIAS Clinical Trial. We refer to this as our 2007 Private Placement. The 2007 Private Placement is structured in three equal tranches. The first tranche closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share. We have the option, in our sole discretion, to sell the remaining $4.0 million of our common stock to the purchasers in the 2007 Private Placement in two tranches of $2.0 million each, if we achieve predefined milestones related to the CIAS Clinical Trial, and if we have no current intention at that time of terminating the CIAS Clinical Trial.
Net cash used in operating activities was $17.3 million for the six months ended June 30, 2007. This primarily reflects the net loss of $19.5 million, a decrease of $2.0 million of deferred revenue, and a decrease in accrued expenses of $1.2 million, offset by a non-cash charge for depreciation and amortization expense of $1.2 million, a non-cash stock-based compensation charge of $1.7 million, an increase in accounts payable of $2.6 million and an increase in accounts receivable, prepaid expenses and other assets of $0.1 million. Net cash provided by investing activities for the six months ended June 30, 2007 was $0.2 million, which represents sales of marketable securities of $0.4 million, offset by funds used for capital expenditures of $0.2 million. Net cash provided by financing activities during the six months ended June 30, 2007 was $17.6 million, consisting primarily of $11.0 million of proceeds received from Hercules under the Hercules Loan Agreement, $5.0 million of proceeds from the exercise of warrants issued in our 2006 Private Placement, $2.0 million from the sale of equity securities in connection with the 2007 Private Placement and $0.2 million from the exercise of stock options offset by $0.3 million in deferred financing costs and $0.4 million used in the repayment of equipment notes.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitments currently are to MEM 1003, for which we are funding a multi-center Phase 2a clinical trial in Alzheimer’s disease and to MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in Alzheimer’s disease and will soon be funding a multi-center Phase 2a clinical trial in CIAS. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements into the second half of 2008. Our future cash requirements will depend on many factors, including:
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
Other than the Hercules Loan Agreement and the remaining tranches of the 2007 Private Placement, we currently have no other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations.
We have filed a shelf registration statement on Form S-3 with the SEC covering the issuance of up to $75.0 million of securities including common stock and preferred stock and/or warrants, which was declared effective on August 7, 2007. No securities have been issued under this registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering. We cannot assure you that additional equity or debt financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.
Contractual Obligations
During the three months ended June 30, 2007, our debt obligations increased by $6.3 million. This increase was related to our $5.0 million advance from Hercules under the Hercules Loan Agreement, plus interest over the term of the loan of $1.3 million. As of June 30, 2007, we expect to make payments to Hercules of $1.6 million within the next twelve months, and to pay the remaining $12.5 million in the following 3 years. There were no other material changes to our contractual obligations during the six months ended June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates and foreign currency exchange rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels on June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. In addition, we contract with certain vendors outside of the U.S., who we are obligated to pay in foreign currency, and we receive payments for research and development funding from Roche pursuant to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement based on a foreign currency. Accordingly, we may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. However, we estimate that if foreign currency exchange rates were to strengthen or weaken by 10% against the exchange rates as of June 30, 2007, the impact on our financial position, results of operations and cash flows would be immaterial. We currently do not hedge interest rate or foreign currency exposure. There has been no material change to our market risk since December 31, 2006.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below replace in their entirety those risk factors with the same titles contained in such previously filed reports.
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
If we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we will have to reduce or delay our efforts with respect to certain of our drug candidates and programs and our exploratory research programs. We are currently funding the development of several of our drug candidates and programs. Our most significant commitment is to MEM 1003, for which we are funding the MEM 1003 Phase 2a AD clinical trial. We are also conducting the MEM 3454 Phase 2a AD clinical trial and we plan to commence a Phase 2a clinical trial of MEM 3454 in CIAS and a Phase 1 clinical trial program of MEM 63908 later this year. If we were to decide to pursue on our own the further clinical development of our PDE4 inhibitor drug candidates, which we reacquired all of the development and commercialization rights to from Roche in June 2007, our capital requirements would be significantly increased. In addition, if, following the completion of the MEM 1003 Phase 2a AD clinical trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. The capital needed to pursue the PDE4 inhibitor and MEM 1003 programs on our own might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.
Our future capital requirements will depend on many factors, including:
➢	the number of compounds and drug candidates that we advance through the development process;

➢	the funding we receive from our currently existing or any new collaborations;

➢	the scope and results of our and our collaborators’ clinical trials;

➢	the potential in-licensing or acquisition of other compounds or technologies;

➢	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

➢	the timing of, and the costs involved in, obtaining regulatory approvals;

➢	the availability of third parties, and the cost, to manufacture supply of our drug candidates for preclinical and clinical testing;

➢	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

➢	the cost of commercialization activities, including product marketing, sales and distribution.
In addition, if we are not able to obtain adequate equity or other financing to fund the development of our drug candidates and programs, we may have to obtain capital through arrangements with collaborators that require us to relinquish greater rights to our technologies or drug candidates than we might otherwise have done.
Failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. In addition, if we raise additional capital by issuing equity securities, our then existing stockholders may experience significant dilution, or, if we raise additional capital through debt financing, we may be subject to restrictive covenants that could limit our flexibility in conducting future business activities.
We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, our most clinically advanced drug candidate, or for our PDE4 inhibitor program, which we recently reacquired all of the development and commercialization rights to from Roche.
Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. Although we have entered into several collaborations to date, each for a program which was, at that time, still in the preclinical stage of development, we face significant competition in attracting appropriate collaborators. As a result, it may be difficult for us to find third parties that are willing to enter into collaborations for our other development programs or programs at an early stage. In addition, collaborations are complex and require a significant amount of resources and time to negotiate and maintain. Even if we do enter into early stage collaborations, we cannot assure you that any such collaborations will continue through the clinical development and commercialization stages.
If we are not able to enter into additional collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for these programs, at our own expense. If we do enter into other collaborations or arrangements for our other programs, we may not accurately assess the commercial potential or target market for a program and may relinquish valuable rights to that program or we or our partners may later determine that it is appropriate to amend or terminate such program.
With the exception of our Phase 2a bipolar disorder clinical trial, we have funded our MEM 1003 program on our own and, as part of that program, are currently funding the multi-center MEM 1003 Phase 2a AD clinical trial, while continuing to explore the potential for a collaboration for this drug candidate. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 on favorable terms, if at all. If, following the completion of the MEM 1003 Phase 2a AD clinical trial, we have been unable to find a collaboration partner for MEM 1003, we may at that time choose to continue the development of MEM 1003 at our own expense. In addition, in June 2007, we reacquired all of the development and commercialization rights to our PDE4 inhibitor program from Roche. We are currently evaluating alternatives for the further development of this program, which could include taking the program forward, in whole or in part, on our own or with a new collaboration partner. If we choose to take either or both MEM 1003 and the PDE4 inhibitor program forward on our own, our requirements for capital will substantially increase. Such capital might not be available on favorable terms, or at all. Alternatively, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or our development or exploratory programs.
We are dependent upon our collaboration partners to conduct clinical trials and to manufacture, market and sell our products.
Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into three collaborations to date, two with Roche and one with Amgen. We do not have day-to-day control over the activities of our collaboration partners, and we are unlikely to control the activities of any other collaborators with which we enter into agreements. Roche and Amgen have, and any other collaborators will have, significant discretion in determining the efforts and amount of resources that they dedicate to our collaborations. In addition, either Roche or Amgen or any other future collaboration partner may adhere to criteria for determining whether to proceed with clinical development of a particular compound that leads them to terminate a clinical development program under circumstances where we might have continued such a program. For example, in April 2005, Roche decided not to pursue further clinical development of the two named PDE4 inhibitor drug candidates that were being developed under our 2002 collaboration with Roche for the development of PDE4 inhibitors, MEM 1414 and its back-up candidate, MEM 1917 and, in June 2007, we reacquired all of the development and commercialization rights to our PDE4 inhibitor program from Roche. We cannot assure you that we will be successful in securing a new collaboration partner for this program or that we will continue the development of this program on our own.
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
Under our collaboration agreements, our collaboration partners’ termination rights include the ability to terminate the collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. Under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, Roche has the right to obtain an exclusive license to MEM 3454 following the completion of the MEM 3454 Phase 2a AD clinical trial. To maintain its rights to MEM 3454, Roche has to make an additional payment to us following the completion of the Phase 2a clinical trial of MEM 3454 in CIAS. If Roche does not exercise its option to an exclusive license to MEM 3454 or if after acquiring the license Roche chooses not to maintain it or terminates development of MEM 3454 before it is commercialized, we would not receive further milestone payments or be eligible for royalties with respect to MEM 3454. Our 2005 Amgen PDE10 Inhibitor Agreement provides that upon the occurrence of certain events, including a change of control (which, under certain circumstances, could be triggered by a sale of 20% of our shares to certain pharmaceutical or biotechnology entities), certain rights and obligations under that agreement terminate (subject to reinstatement in certain cases), including our right to participate in the collaboration and Amgen’s obligations to fund our research and development and to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors. If Roche, Amgen or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates being developed under those collaborations would be significantly delayed or halted and our ability to realize milestone payments and royalty revenue would be adversely affected.
Risks Relating to Intellectual Property
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
Under our agreement with Bayer, we have the first right, but not the obligation, to enforce the patent rights covered under the agreement with respect to infringement or interference by any third party. Under our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, Roche generally has the first right to bring an action with respect to the infringement of patent rights covered under the applicable agreement. In the event that Roche does not exercise this right, we retain the right to bring the infringement action. Also under that agreement, prior to Roche exercising its right to obtain a license to MEM 3454, we will have the first right to bring an action with respect to the infringement of patent rights related to MEM 3454. Under our 2005 Amgen PDE10 Inhibitor Agreement, Amgen has the sole and exclusive right to enforce the patent rights under that agreement. Under our Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have the first right to bring an action with respect to the infringement of patent rights covered thereunder. In the event that we do not exercise this right, NPS retains the right to bring an infringement action for certain patent rights. We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.
Risks Relating to our Common Stock
Our executive officers, directors and their affiliates have the ability to significantly influence all matters submitted to stockholders for approval.
As of August 1, 2007, our executive officers, directors and their affiliates beneficially owned shares representing approximately 34.8% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.
If we do not maintain effectiveness of our registration statements covering the resale of certain shares of our common stock, we may be required to pay certain liquidated damages, which could be material in amount.
Under the terms of our 2005, 2006 and 2007 private placements and our debt financing with Hercules, we may be required to pay certain liquidated damages to the purchasers in the private placements and to Hercules in the event that the applicable resale registration statements do not remain in effect through specified dates. The only exception is our right, without incurring liquidated damages, to suspend the use of these registration statements for up to 30 days on two occasions in any 12-month period in the case of the 2005 private placement and up to 90 days (which may be non-consecutive) in any 12-month period in the case of our 2006 and 2007 private placements. Subject to these exceptions, for each 30-day period or portion thereof when the registration statement is not effective, we are obligated to pay cash penalties to each holder of registrable securities in an amount in cash equal to 1.0% of that holder’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that holder for holders that participated in the 2006 and 2007 private placements and for holders that participated in the 2005 private placement there is no maximum amount that we could be required to pay. If we were required to pay cash penalties to the participants in our 2005, 2006 and 2007 private placements, the amount of the penalties could be material. If we are unable to maintain the effectiveness of these registration statements through the specified time periods, the amounts we would be required to pay could materially adversely affect our financial condition.
If there are substantial sales of our common stock, our stock price could decline.
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2004, in our 2005, 2006 and 2007 private placements and in connection with the SMRI Development Agreement and our Hercules debt financing are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on July 19, 2007. Holders of an aggregate of 71,857,575 shares of our common stock at the close of business on May 30, 2007 were entitled to vote at the meeting, of which 53,784,510 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
     Proposal One. To elect two Class III directors for a term expiring on the date of our 2010 Annual Meeting of Stockholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Jonathan J. Fleming Walter Gilbert, Ph.D.	53,435,774 44,727,952	348,736 9,056,558
     Mr. Fleming and Dr. Gilbert were each elected to serve as Class III directors, as noted above.

     Proposal Two. To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock reserved for issuance thereunder by 75,000,000 shares.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	52,855,996	851,581	76,933
     There were no broker non-votes with respect to this proposal.
     The amendment to our Amended and Restated Certificate of Amendment was approved.
     Proposal Three. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	53,529,808	242,172	12,529
     There were no broker non-votes with respect to this proposal.
     The appointment of KPMG LLP was ratified.
Item 5. Other Information
On August 8, 2007, the Compensation Committee of our Board of Directors granted Stephen R. Murray, M.D., Ph.D., our Chief Medical Officer, a stock option to purchase 50,000 shares of our common stock at an exercise price per share equal to the closing price of our common stock on The NASDAQ Global Market on the grant date, which was $1.94. The stock option vests in quarterly installments over a four year period commencing on the grant date.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (as amended) (1)

4.1	Warrant, dated June 18, 2007, by and among the Registrant and Hercules Technology Growth Capital, Inc. (2)

10.1	Second Amendment to Loan and Security Agreement dated June 18, 2007, by and among Hercules Technology Growth Capital, Inc. and the Registrant. (3)

10.3*	Stock Purchase Agreement, dated June 18, 2007, by and among the Registrant, The Stanley Medical Research Institute and the Sylvan C. Herman Foundation. (4)

10.4*	Second Amendment to Amended and Restated Strategic Alliance Agreement, dated June 18, 2007, by and among the Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.5*	Amended and Restated Collaboration and License Agreement, dated as of June 19, 2007, between the Registrant and F. Hoffmann-La Roche Ltd. and Hoffman-La Roche Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 144467) filed with the SEC on July 23, 2007.

(2)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2007.

(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2007.

(4)	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3 (No. 333-144467) filed with the SEC on July 10, 2007.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Joseph M. Donabauer
Joseph M. Donabauer
Vice President & Controller (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 14, 2007

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (as amended) (1)

4.1	Warrant, dated June 18, 2007, by and among the Registrant and Hercules Technology Growth Capital, Inc. (2)

10.1	Second Amendment to Loan and Security Agreement dated June 18, 2007, by and among Hercules Technology Growth Capital, Inc. and the Registrant. (3)

10.3*	Stock Purchase Agreement, dated June 18, 2007, by and among the Registrant, The Stanley Medical Research Institute and the Sylvan C. Herman Foundation. (4)

10.4*	Second Amendment to Amended and Restated Strategic Alliance Agreement, dated June 18, 2007, by and among the Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.5*	Amended and Restated Collaboration and License Agreement, dated as of June 19, 2007, between the Registrant and F. Hoffmann-La Roche Ltd. and Hoffman-La Roche Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-144467) filed with the SEC on July 23, 2007.

(2)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2007.

(3)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2007.

(4)	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3 (No. 333-144467) filed with the SEC on July 23, 2007.