Form 10-Q
period 2007-09-30
MEMORY PHARMACEUTICALS CORP
filed 2007-11-14
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes     ☑ No
As of November 1, 2007 the registrant had 72,642,381 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$43,187	$50,849
Marketable securities	38	474
Receivables	20	—
Prepaid and other current assets	1,739	1,397

Total current assets	44,984	52,720

Deferred financing costs, net	483	—
Property and equipment, net	6,312	7,413
Restricted cash	505	509

Total assets	$52,284	$60,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614	$741
Accrued expenses	4,057	6,179
Current portion of loan payable	1,215	—
Current portion of equipment notes payable	371	744
Deferred revenue — current	3,188	6,801

Total current liabilities	11,445	14,465
Warrant liability	—	8,724
Loan payable, less current portion	8,491	—
Equipment notes payable, less current portion	129	345
Deferred revenue — long-term	14,921	13,906

Total liabilities	34,986	37,440

Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; and 72,602,381 and 67,655,132 issued and outstanding at September 30, 2007, and December 31, 2006 respectively.	72	68
Additional paid-in capital	224,294	206,372
Accumulated deficit	(207,068)	(183,227)
Accumulated other comprehensive loss	—	(11)

Total stockholders’ equity	17,298	23,202

Total liabilities and stockholders’ equity	$52,284	$60,642

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$5,026	$1,958	$10,444	$6,682

Operating expenses:
Research and development	8,988	10,044	30,096	23,266
General and administrative	2,259	2,376	7,104	6,677

Total operating expenses	11,247	12,420	37,200	29,943

Loss from operations	(6,221)	(10,462)	(26,756)	(23,261)

Change in fair value of warrants (Note 7)	—	308	—	5,801
Interest:
Income	598	382	1,877	1,238
Expense	(559)	(42)	(847)	(150)

Interest income, net	39	340	1,030	1,088

Loss before income taxes	(6,182)	(9,814)	(25,726)	(16,372)
Income taxes	(3)	9	3	8

Net loss	$(6,179)	$(9,823)	$(25,729)	$(16,380)

Basic and diluted net loss per share of common stock	$(0.09)	$(0.26)	$(0.36)	$(0.43)

Basic and diluted weighted average number of shares of common stock outstanding	72,610,018	37,923,706	71,617,983	37,835,147

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows used in operating activities:
Net loss	$(25,729)	$(16,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,566
Non-cash stock based compensation	2,259	2,062
Unrealized gain on warrants	—	(5,801)
Amortization of deferred financing costs and discount on loans	384	—
Changes in operating accounts:
Receivables	(20)	1,562
Prepaid and other current assets	(344)	(285)
Other assets	4	—
Accounts payable	1,873	1,484
Accrued expenses	(2,430)	66
Deferred revenue	(2,598)	(2,457)

Net cash used in operating activities	(25,125)	(18,183)

Cash flows provided by investing activities:
Purchases of marketable securities	—	(986)
Sales of marketable securities	425	4,997
Additions to property and equipment	(374)	(193)

Net cash provided by investing activities	51	3,818

Cash flows provided by financing activities:
Proceeds from issuance of common stock	7,262	207
Proceeds from issuance of loan payable and warrants	11,000	—
Deferred financing costs	(261)	—
Principal repayment of equipment notes payable	(589)	(1,026)

Net cash provided by / (used in) financing activities	17,412	(819)

Net decrease in cash and cash equivalents	(7,662)	(15,184)
Cash and cash equivalents, beginning of period	50,849	39,533

Cash and cash equivalents, end of period	$43,187	$24,349

Supplemental cash flow information:
Cash paid for interest	$681	$150
Cash paid for taxes	$3	$8
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

As of September 30, 2007 we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Amended and Restated 2004 Employee Stock Purchase Plan. In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation expense recognized in the Statements of Operations for the three months ended September 30, 2007 for our stock-based compensation plans was $0.6 million, of which $0.3 million was a component of general and administrative expenses and $0.3 million was a component of research and development expenses. For the three months ended September 30, 2006, we recognized compensation expense for stock-based compensation plans of $0.7 million, of which $0.3 million was a component of general and administrative expenses and $0.4 million was a component of research and development expenses.

The compensation expense recognized in the Statements of Operations for the nine months ended September 30, 2007 for our stock-based compensation plans was $2.3 million, of which $0.9 million was a component of general and administrative expenses and $1.4 million was a component of research and development expenses. For the nine months ended September 30, 2006, we recognized compensation expense for stock-based compensation plans of $2.1 million, of which $1.0 million was a component of general and administrative expenses and $1.1 million was a component of research and development expenses.

The weighted-average fair value of the stock option awards granted during the nine-month periods ended September 30, 2007 and September 30, 2006 was $2.24 per share and $1.44 per share, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Nine months Ended	Nine months Ended
	September 30, 2007	September 30, 2006

Expected life	5.56 to 10 years	5.56 to 10 years
Expected volatility	87.5% to 89.5%	78.9% to 81.5%
Risk-free interest rate	4.41% to 5.03%	4.39% to 5.19%
Dividend yield	0%	0%

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

A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the nine month period ended September 30, 2007 is presented below. All grants indicated in the table below were made pursuant to our 2004 Plan.

		Exercise Price	Weighted-Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2006	5,276,852	$0.30 — $9.82	$3.03
Granted	1,880,325	$1.94 — $3.81	2.97
Exercised	(236,529)	$0.30 — $2.70	0.97
Cancelled / Forfeited	(118,843)	$0.75 — $9.82	4.94

Outstanding at September 30, 2007	6,801,805	$0.30 — $9.82	3.07

As of September 30, 2007, there was $5.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The total grant-date fair value of stock options vested during the three and nine months ended September 30, 2007, was $0.7 million and $2.0 million, respectively.

We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our consolidated statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the nine months ended September 30, 2007, we issued stock options to purchase 130,000 shares of common stock to non-employees.

(3)	Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period plus all additional dilutive shares of common stock equivalents. Dilutive common stock equivalents include the dilutive effect of in-the-money options or warrants, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the average amounts of unrecognized compensation cost, if any, for future service, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised, are assumed to be used to repurchase shares in the current period.

Since we had a net loss for the three and nine months ended September 30, 2007, and for the three and nine months ended September 30, 2006, basic and diluted net loss per share of common stock is the same. As a result, the computation of diluted net loss per share of common stock excludes the effect of the potential exercise of stock options and warrants to purchase shares of common stock because the effect would be anti-dilutive.

Potential common stock equivalents consist of stock options and warrants. The weighted average anti-dilutive shares for the three and nine month periods ended September 30, 2007 and September 30, 2006 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common stock options	6,524,981	5,208,849	6,296,233	4,772,565
Warrants	6,744,769	5,913,267	6,971,845	5,913,267

Total	13,269,750	11,122,116	13,268,078	10,685,832

(4)	Marketable Securities

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

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	September 30, 2007		December 31, 2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
		(in thousands)

Corporate debt securities	$—	$—	$—	$—
Obligations of US government agencies	$—	$—	—	—
Mortgage-backed and asset-backed securities	38	—	474	$—

Marketable securities due over 90 days	$38	$—	$474	$—

Commercial paper	$—	$—	$21,885	$11
Obligations of US government agencies	—	—	804	—

Marketable securities due in 90 days or less *	$—	$—	$22,689	$11

Total marketable securities	$38	$—	$23,163	$11

*	Classified as cash and cash equivalents on the balance sheets

The amortized cost and fair value of our available-for-sale investments in debt securities by stated maturity at September 30, 2007 is as follows:

	Cost	Fair value
	(in thousands)
Due in 90 days or less *	$—	$—
Due after two years	$38	$38

Total marketable securities	$38	$38

*	Classified as cash and cash equivalents on the balance sheets
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

Comprehensive income/loss includes net income/loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on our balance sheets. For the three months ended September 30, 2007, comprehensive loss was $6.2 million since there was no unrealized gain or loss on marketable securities. For the three months ended September 30, 2006, comprehensive loss was $9.8 million, including an unrealized gain on marketable securities of $1,900. For the nine months ended September 30, 2007, comprehensive loss was $25.7 million, and for the nine months ended September 30, 2006, comprehensive loss was $16.4 million, including an unrealized gain on marketable securities of $16,000.

(6)	License Agreements and Collaborations

Bayer AG In-License

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of September 30, 2007, we have paid $2.0 million in upfront and milestone payments to Bayer. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

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

The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement. Effective upon the execution of those agreements in June 2007, we began recognizing the remaining $6.3 million of deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013. We periodically review the estimated development periods and our estimated research efforts under our collaborations and, to the extent such estimates change, the impact of such change is recorded prospectively.

We recognized revenue of $0.3 million in connection with the Amended and Restated Roche PDE4 Inhibitor Agreement during each of the three month periods ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, we recognized revenue of $0.7 million and $1.5 million, respectively, in connection with the Amended and Restated Roche PDE4 Inhibitor Agreement.

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

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of MEM 3454 for the treatment of cognitive impairment associated with schizophrenia, or CIAS (the “CIAS Clinical Trial”), and to include a potential milestone payment by Roche related to the completion of the CIAS Clinical Trial. Pursuant to the June 2007 amendment, if Roche exercises its option to secure a license to MEM 3454, then, in order to maintain its rights to MEM 3454, Roche would also have to make a milestone payment to us upon the completion of the CIAS Clinical Trial (the “CIAS Milestone Payment”).

In connection with our Nicotinic Alpha-7 Agonist Program, we will receive an additional $0.9 million (based on 1 USD: 1.17 CHF) in research and development funding from Roche in the fourth quarter of 2007. In connection with the commencement of the Phase 1 program for MEM 63908 in August 2007, Roche made a milestone payment to us of $2.0 million in the third quarter of 2007.

Roche has paid us a total of $35.4 million through September 30, 2007 in connection with our Nicotinic Alpha-7 Agonist Program, comprised of an upfront license fee of $10.0 million, an equity investment of $10.0 million, research and development funding of $9.4 million and milestone payments totaling $6.0 million.

In accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF No. 00-21), we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013. We periodically review the estimated development periods and our estimated research efforts under our collaborations and, to the extent such estimates change, the impact of such change is recorded prospectively.

During the three months ended September 30, 2007 and 2006, we recognized revenue of $0.4 million and $0.3 million, respectively, in connection with our Nicotinic Alpha-7 Agonist Program. During the nine months ended September 30, 2007 and 2006, we recognized revenue of $1.2 million and $0.8 million, respectively, in connection with our Nicotinic Alpha-7 Agonist Program.

Amgen Inc. (PDE10 Inhibitor Program)

On October 14, 2005, we entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors for neurological and psychiatric disorders (the “Amgen PDE10 Inhibitor Agreement”). We have received a $5.0 million upfront fee, a $2.0 million milestone payment and $7.1 million in research and development funding from Amgen over the two-year term of the collaboration during which we and Amgen conducted a collaborative preclinical research program relating to PDE10 inhibitors. Under the terms of the Amgen PDE10 Inhibitor Agreement, Amgen remains obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors.

We are recognizing revenue under the Amgen PDE10 Inhibitor Agreement over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period.

During the three months ended September 30, 2007 and 2006, we recognized revenue of $2.1 million and $1.5 million, respectively, under the Amgen PDE10 Inhibitor Agreement. During the nine months ended September 30, 2007 and 2006, we recognized revenue of $6.3 million and $4.4 million, respectively, under the Amgen PDE10 Inhibitor Agreement.

The Stanley Medical Research Institute (MEM 1003 in Bipolar Disorder)

On December 20, 2005, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, pursuant to which we have conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development Agreement”). We have received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010 and the remainder in the form of milestone payments.

In accordance with EITF No. 00-21, we are recognizing the milestone payments received from SMRI as a single unit of accounting. As of September 30, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue during the third quarter of 2007.

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

In October 2003, we entered into a License Agreement with NPS, which we amended and restated in April 2007 (the “Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement”). Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. As of September 30, 2007, we have paid $50,000 in upfront and milestone payments to NPS (after credit for patent costs). We are required to make additional payments to NPS upon our achievement of specified development and regulatory milestones. We also are obligated to pay royalties to NPS during the term of the agreement based on a specified percentage of worldwide net sales of products that include 5-HT6 antagonist compounds independently developed by us, or NPS compounds covered by the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. Royalty payments will expire generally on a country-by-country basis ten years following the launch of the product in that country. Payments under the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement are subject to reduction under certain circumstances. In the event we sublicense our rights under the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we are required to make a one-time payment to NPS, not to exceed a predefined maximum amount.

(7)	2005 Private Placement

On September 23, 2005, we completed a private placement, which we refer to as our 2005 Private Placement, in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in gross proceeds of $31.0 million.

As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the 2005 Private Placement. The registration statement became effective on November 7, 2005. Under the terms of the Securities Purchase Agreement, our obligation to keep the registration statement effective expired on September 23, 2007. Accordingly, on September 25, 2007, we filed a post-effective amendment to that registration statement to deregister all of the shares that remain unsold from the 2005 Private Placement. The post-effective amendment was declared effective by the SEC on September 26, 2007.

In December 2006, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2), which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. The warrants issued in our 2005 Private Placement include certain penalty provisions related to maintaining registration, and therefore, prior to the adoption of EITF No. 00-19-2, were classified as a liability and recorded at fair value at each reporting date. EITF No. 00-19-2 requires liability recognition for registration payment arrangements, only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. EITF No. 00-19-2 was adopted by us on January 1, 2007, and, accordingly, the effect on our financial statements was a reclassification of the value of the warrants as of December 31, 2006. The $8.7 million warrant liability was reclassified as a $6.8 million increase in additional paid-in capital and a $1.9 million reduction to accumulated deficit.

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

On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. On February 15, 2007, we exercised our right to require the exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. During the quarter ended March 31, 2007, all of the remaining warrants issued in the 2006 Private Placement were exercised, some on a cashless basis, resulting in gross proceeds to the Company of $5.0 million and the issuance of an additional 3,903,369 shares of common stock.

(9)	2007 Private Placement

On June 18, 2007, we entered into a definitive Stock Purchase Agreement with SMRI and The Sylvan C. Herman Foundation for the sale of an aggregate of up to $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. Under the terms of the 2007 Private Placement, the net proceeds are required to be used to fund the CIAS Clinical Trial.

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

On July 10, 2007, we filed a registration statement with the SEC registering for resale the shares of common stock issued in the 2007 Private Placement. The registration statement was declared effective on August 7, 2007.

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

On March 16, 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules. Pursuant to the Loan and Security Agreement, dated as of March 16, 2007 (the “Original Hercules Loan Agreement”), Hercules advanced us $6.0 million on March 19, 2007 (the “First Advance”). On June 18, 2007, we amended the Hercules Loan Agreement to increase the aggregate amount that we may borrow thereunder from $10.0 million to $15.0 million (the “Hercules Amendment”, together with the Original Hercules Loan Agreement, the “Hercules Loan Agreement”). In connection with the Hercules Amendment, Hercules advanced to us an additional $5.0 million on June 20, 2007 (the “Second Advance”) and the remaining $4.0 million on October 2, 2007 (the “Third Advance”).

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45% and the interest rate for the Third Advance is 10.95%. The Hercules Loan Agreement allows for interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which we have deemed to be immaterial as of September 30, 2007. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as defined in the Hercules Loan Agreement.

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

Under the terms of the Second Warrant, we agreed to file, within 90 days of the date of the Hercules Amendment, a registration statement with the SEC to register for resale the shares of common stock underlying Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. Under the terms of the Second Warrant, the registration statement is required to become effective within 180 days following the date of the Hercules Amendment and, except as otherwise permitted under the Hercules Amendment, must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Second Warrant.

On July 10, 2007, we filed a registration statement with the SEC registering for resale the shares of common stock underlying the Warrants issued to Hercules. The registration statement was declared effective on August 7, 2007.

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
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as those discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2007. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with F. Hoffman-La Roche Ltd./Hoffman-La Roche, Inc., or Roche, for the development of nicotinic alpha-7 agonists and a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors. We are currently funding our other three programs on our own. In addition, The Stanley Medical Research Institute, or SMRI, agreed in 2005 to provide funding for our MEM 1003 Phase 2a bipolar disorder trial and in 2007 to provide funding support for our MEM 3454 Phase 2a clinical trial in cognitive impairment associated with schizophrenia (CIAS).
Our drug development pipeline currently includes five programs, an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors and 5-HT6 antagonists.

•	L-Type Calcium Channel Modulator — MEM 1003

MEM 1003 is a neuronal L-type calcium channel modulator being developed for the treatment of Alzheimer’s disease. In October 2007, we reported top-line results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a study that evaluated the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. The trial enrolled 183 subjects at over 40 centers in the United States and included monotherapy subjects and subjects on stable doses of cholinesterase inhibitors. The trial failed to meet its primary endpoint, which was a twelve-week mean change in the Alzheimer’s disease Assessment Scale — Cognitive subscale (ADAS — cog) score in the overall population. The negative results were largely driven by an unusually large placebo response in the subgroup of monotherapy subjects. In the subgroup of subjects receiving cholinesterase inhibitors, the change in ADAS-cog favored treatment over placebo, although this difference was not statistically significant. Similarly, in this subgroup, numeric improvements were seen in all of the four secondary endpoints: Mini-Mental State Exam, the Alzheimer’s Disease Cooperative Study — Activities of Daily Living, the Clinician Interview-Based Impression of Change with Caregiver Input and the Neuropsychiatric Inventory. We are currently reviewing these results and evaluating the potential for further development of this drug candidate.

In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania and that MEM 1003 did not prove effective in that trial. We have completed a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder. We conducted the Phase 2a bipolar disorder clinical trial of MEM 1003 with funding support from SMRI in the aggregate amount of $3.2 million. Under the agreement, we received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010 and the remainder in the form of milestone payments.

We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer for the treatment of human peripheral and CNS-related disorders. As of September 30, 2007, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.

•	Nicotinic Alpha-7 Agonist Program

MEM 3454, a partial agonist of the nicotinic alpha-7 receptor, is the lead candidate from our nicotinic alpha-7 agonist program and is being developed for the treatment of Alzheimer’s disease and CIAS. In November 2007, we announced positive top-line data from the randomized, placebo-controlled, multi-center Phase 2a proof-of-concept trial evaluating three oral daily doses of MEM 3454 (5 mg, 15 mg, and 50 mg) in 80 patients with mild to moderate Alzheimer’s disease over an eight week treatment period (the “MEM 3454 Phase 2a AD clinical trial”). The primary endpoint of the trial was the change from baseline in the Quality of Episodic Secondary Memory (QESM) factor score of the Cognitive Drug Research (CDR) battery. For the eight hour post-dose time points over the treatment period, subjects receiving 5 mg and 15 mg of MEM 3454 demonstrated a statistically significant effect on the QESM compared to placebo. MEM 3454 also achieved statistical significance on certain key secondary endpoints from the CDR battery.

We intend to commence a Phase 2a clinical trial of MEM 3454 in CIAS (the “CIAS Clinical Trial”) by the end of 2007. MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We commenced a Phase 1 program for MEM 63908 in August 2007.

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

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for the CIAS Clinical Trial. With respect to MEM 3454, Roche has the option to obtain a license following our completion of the first Phase 2a clinical trial for this candidate and certain other predefined events, including the delivery of certain information to Roche regarding the trial. We expect to deliver this information to Roche during the first half of 2008. If Roche exercises its option to license MEM 3454, it is obligated to make a milestone payment to us at that time, and in order to maintain its license to MEM 3454, it will also be obligated to make a second milestone payment upon completion of the CIAS Clinical Trial that we plan to start later this year.

Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we will receive an aggregate of approximately $2.5 million (based on 1 USD: 1.20 CHF) in research and development funding in 2007. Through September 30, 2007, Roche has paid us a total of $35.4 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $9.4 million, milestone payments of $6.0 million and a $10.0 million equity investment.

The CIAS Clinical Trial is being funded in part through our securities purchase agreement with SMRI and The Sylvan C. Herman Foundation, pursuant to which we have agreed to sell up to an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007 Private Placement closed in June 2007, and upon our achievement of certain predefined milestones related to the CIAS Clinical Trial and provided we have no current intention of terminating that trial, we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation the remaining $4.0 million of common stock in two tranches of $2.0 million each, at a 17% premium to the market price at the time the respective milestones are achieved.

•	PDE4 Inhibitor Program

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

•	PDE10 Inhibitor Program

In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders (the “Amgen PDE10 Inhibitor Agreement”). Under the terms of the Amgen PDE10 Inhibitor Agreement, we have conducted a two-year collaborative preclinical research program with Amgen relating to PDE10 inhibitors in accordance with a predefined research work plan. We will receive $3.9 million in research and development funding in the second year of the collaboration. Amgen is also obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $14.1 million through September 30, 2007, comprised of a $5.0 million upfront fee, $7.1 million in research and development funding and a $2.0 million milestone payment.

•	5-HT6 Antagonist Program

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
Since our inception, we have incurred substantial losses, and as of September 30, 2007, we had an accumulated deficit of $207.0 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitments currently are to MEM 1003, for which we funded a multi-center Phase 2a clinical trial in Alzheimer’s disease and to MEM 3454, for which we funded a multi-center Phase 2a clinical trial in Alzheimer’s disease and will soon be funding a multi-center Phase 2a clinical trial in CIAS.
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
Since our inception, we have raised gross proceeds totaling $190.8 million through the sale of our equity securities. In September 2005, we raised gross proceeds of $31.0 million in a private placement, issuing 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share. We refer to this as our 2005 Private Placement. In October and December 2006, we closed a two-tranche private placement, raising gross proceeds of $32.2 million and issuing an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. We refer to this as our 2006 Private Placement. In February 2007, we exercised our right to require the exercise of the October 2006 warrants pursuant to their terms, resulting in gross proceeds to us of $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock. In connection with the 2007 Private Placement, we have raised gross proceeds to date of $2.0 million, issuing an aggregate of 694,444 shares of common stock at a price of $2.88 per share.
In March 2007, we entered into a $10.0 million term loan agreement (the “Original Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc., or Hercules, which was amended in June 2007 to increase the maximum loan amount to $15.0 million (the “Hercules Amendment”, together with the Original Hercules Loan Agreement, the “Hercules Loan Agreement”). As of October 2, 2007, we have borrowed a total of $15.0 million under the Hercules Loan Agreement. We are required to make interest-only payments on a monthly basis until May 2008 and any amounts outstanding at that time are required to be repaid in 30 equal monthly installments beginning in June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.
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
Use of estimates

The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of our equity securities, carrying amount of property, plant and equipment, valuation allowances for deferred income tax assets, the estimated development period of compounds under our collaborations for revenue recognition purposes and estimated liabilities for services provided in connection with our clinical programs. Actual results could differ from those estimated.
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
Under the terms of our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know how with respect to our nicotinic alpha-7 agonists, other than MEM 3454. With respect to MEM 3454, Roche continues to have the option to obtain a license to MEM 3454 following our completion of the first Phase 2a clinical trial for this drug candidate and certain other predefined events. We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.
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
In accordance with EITF No. 00-21, we are recognizing the milestone payments received from SMRI under the SMRI Development Agreement as a single unit of accounting. As of September 30, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue during the third quarter of 2007.
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
We account for share-based compensation awards granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) determining the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instruments is reached, or (2) the date at which the non-employee’s performance is complete. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen and from our development agreement with SMRI. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche, Amgen or from other collaborations we enter into.
Revenue increased by $3.0 million, or 150%, to $5.0 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. The $3.0 million increase is primarily the result of recognizing the $2.2 million in milestone payments received from SMRI in connection with the Phase 2a bipolar disorder clinical trial of MEM 1003 and an increase in research and development funding from Roche in connection with the Nicotinic Alpha-7 Agonist Program.
Research and development expense
Research and development expense decreased by $1.0 million, or 10%, to $9.0 million for the three months ended September 30, 2007 from $10.0 million for the three months ended September 30, 2006. The $1.0 million decrease is primarily the result of a $0.6 million decrease in manufacturing costs and a $0.4 million decrease in costs associated with the clinical and preclinical development of MEM 1003 and MEM 3454.
General and administrative expense

General and administrative expense decreased by $0.1 million, or 4%, to $2.3 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. The $0.1 million decrease is primarily the result of a $0.2 million decrease in personnel related cost and a $0.1 million increase in administrative costs.
Change in fair value of warrants
In connection with our 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants were originally recorded as a liability and valued at fair value as of the date of issuance. As of January 1, 2007, the fair value of these warrants was reclassified to equity in accordance with EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2). As a result of the reclassification, we are no longer required to recognize the gain or loss associated with the change in the fair value of the warrants.
Interest income and interest expense
Interest income increased by $0.2 million, or 50%, to $0.6 million for the three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006. Interest expense increased by $0.5 million to $0.5 million for the three months ended September 30, 2007 from $42,000 for the three months ended September 30, 2006. The $0.2 million increase in interest income was attributable to higher average investment balances and interest rates during the 2007 period. The $0.5 million increase in interest expense was related to costs associated with the Hercules Loan Agreement, consummated in March 2007.
Income taxes
For the three months ended September 30, 2007, we reversed $3,000 in previously accrued state income taxes. For the three months ended September 30, 2006, we recognized $9,000 in state income taxes.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen and from our development agreement with SMRI. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche, Amgen or from other collaborations.
Revenue increased by $3.7 million, or 55%, to $10.4 million for the nine months ended September 30, 2007 from $6.7 million for the nine months ended September 30, 2006. The $3.7 million increase is primarily the result of recognizing the $2.2 million in milestone payments received from SMRI in connection with the Phase 2a bipolar disorder clinical trial of MEM 1003 and an increase in research and development funding from Roche in connection with the Nicotinic Alpha-7 Agonist Program.
Research and development expense
Research and development expense increased by $6.8 million, or 29%, to $30.1 million for the nine months ended September 30, 2007 from $23.3 million for the nine months ended September 30, 2006. The $6.8 million increase includes $6.5 million in increased costs associated with the clinical and preclinical development of MEM 1003 and MEM 3454, and $0.6 million in increased personnel-related costs, offset by a $0.3 million decrease in laboratory materials and supplies.
General and administrative expense
General and administrative expense increased by $0.4 million, or 6%, to $7.1 million for the nine months ended September 30, 2007 from $6.7 million for the nine months ended September 30, 2006. The $0.4 million increase includes $0.2 million in increased personnel-related costs and $0.2 million in increased administrative costs.
Change in fair value of warrants
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
Interest income and interest expense
Interest income increased by $0.7 million, or 58%, to $1.9 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006. Interest expense increased by $0.6 million, or 300%, to $0.8 million for the nine months ended September 30, 2007 from $0.2 million for the nine months ended September 30, 2006. The $0.7 million increase in interest income was attributable to higher investment balances coupled with higher rates of return in 2007. The $0.6 million increase in interest expense was related to costs associated with the Hercules Loan Agreement, consummated in March 2007.
Income taxes
For the nine months ended September 30, 2007, we recognized $3,000 in state income taxes. For the nine months ended September 30, 2006, we recognized $8,000 in state income taxes.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and, most recently, through debt financing. To date, inflation has not had a material effect on our business.
At September 30, 2007, cash, cash equivalents and marketable securities were $43.2 million as compared to $51.3 million at December 31, 2006. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, short-term commercial paper, corporate debt securities, mortgage-backed securities and government obligations.
On March 16, 2007, we entered into the Original Hercules Loan Agreement, a $10.0 million term loan agreement. Pursuant to the Original Hercules Loan Agreement, Hercules advanced us $6.0 million on March 19, 2007 (the “First Advance”). On June 18, 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million on June 20, 2007 (the “Second Advance”). On October 2, 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement. We will make interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Hercules Loan Agreement. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets.
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
Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2007. This primarily reflects the net loss of $25.7 million, a decrease of $2.6 million of deferred revenue, and a decrease in accrued expenses of $2.5 million and an increase in accounts receivable, prepaid expenses and other current assets of $0.4 million offset by a non-cash charge for depreciation and amortization expense of $1.5 million, a non-cash stock-based compensation charge of $2.3 million, a non-cash charge for amortization of deferred financing costs and discount on loans of $0.4 million ,and an increase in accounts payable of $1.9 million. Net cash provided by investing activities for the nine months ended September 30, 2007 was $0.1 million. Net cash provided by financing activities during the nine months ended September 30, 2007 was $17.4 million, consisting primarily of

$11.0 million of proceeds received from Hercules under the Hercules Loan Agreement, $5.0 million of proceeds from the exercise of warrants issued in our 2006 Private Placement, $2.0 million from the sale of equity securities in connection with the 2007 Private Placement and $0.3 million from the exercise of stock options offset by $0.3 million in deferred financing costs and $0.6 million used in the repayment of equipment notes.
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional preclinical testing and clinical trials. We are funding or contemplating funding the development of several of our drug candidates and programs. We believe that our existing cash and cash equivalents, and marketable securities, together with payments required to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes and capital equipment requirements into the second half of 2008. Our future cash requirements will depend on many factors, including:
•	the number of compounds and drug candidates that we advance through the development process;

•	the funding we receive from our currently existing or any new collaborations;

•	the scope and results of our and our collaborators’ clinical trials;

•	the potential in-licensing or acquisition of other compounds or technologies;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the availability of third parties, and the cost, to manufacture our drug candidates for preclinical and clinical trial supply;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	the cost of commercialization activities, including product marketing, sales and distribution.
Other than the remaining tranches of the 2007 Private Placement, we currently have no other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital by selling equity or by incurring additional indebtedness to fund our operations.
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
Contractual Obligations
There were no material changes to our contractual obligations during the three months ended September 30, 2007. As of October 2, 2007, our debt obligations increased by $4.9 million. This increase was related to our $4.0 million advance from Hercules under the Hercules Loan Agreement plus accrued interest of $0.9 million. The Hercules Loan Agreement allows for interest-only payments on a monthly basis until May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of June 2008. The repayment period will be extended to 33 months if we satisfy certain milestones prior to March 16, 2008.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within US GAAP, is effective for us beginning January 1, 2008. We have not yet determined the effect, if any, of the adoption of SFAS No. 157 may have on our financial statements.
In June 2007, FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008. We do not expect it to have a material impact on our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates and foreign currency exchange rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market funds, government obligations, mortgage-backed securities, and corporate debt securities, directly or through managed funds. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels on September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. In addition, we contract with certain vendors outside of the U.S., who we are obligated to pay in foreign currency, and we receive payments for research and development funding from Roche pursuant to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement based on a foreign currency. Accordingly, we may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. However, we estimate that if foreign currency exchange rates were to strengthen or weaken by 10% against the exchange rates as of September 30, 2007, the impact on our financial position, results of operations and cash flows would be immaterial. We currently do not hedge interest rate or foreign currency exposure. There has been no material change to our market risk since December 31, 2006.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on his evaluation as of September 30, 2007, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 5. Other Information
Election of Director
On November 9, 2007, our Board of Directors elected Paul Blake, MB, BS, LRCP, MRCS, as a Class III director, to serve until the 2010 annual meeting of stockholders.
Dr. Blake currently serves as the Senior Vice President and Chief Medical Officer of AEterna Zentaris Inc., a biopharmaceutical company. Previously, Dr. Blake was Senior Vice President, Clinical Research and Development for Avigenics Inc. From 2001 to 2006, Dr. Blake was with Cephalon, Inc., first as Senior Vice President, Clinical Research and Regulatory Affairs from 2001 to 2005 and then as Executive Vice President, Worldwide Medical and Regulatory Operations from 2005 to 2006. From 1999 to 2001, Dr. Blake was the Chief Medical Officer for MDS Proteomics, Inc., a division of MDS International. Previously, he was Senior Vice President and Medical Director for SmithKline Beecham Pharmaceuticals with responsibility for its worldwide clinical research and development operations. Dr. Blake serves as a director of ViaCell, Inc. Dr. Blake received his MB and BS at London University and is a fellow of the American College of Clinical Pharmacology and the Royal College of Physicians in the United Kingdom.
Dr. Blake is not party to any arrangement or understanding with any person pursuant to which he was selected to serve as a director; nor is Dr. Blake a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Dr. Blake will be entitled to receive compensation in accordance with our compensation policy for outside directors, which policy has been previously disclosed in our Current Report on Form 8-K that was filed with the SEC on December 16, 2004.
In connection with his appointment to our Board of Directors, as an outside director, Dr. Blake received a stock option grant on November 9, 2007 for 20,000 shares of our common stock at an exercise price of $0.90 per share (the “Initial Grant”), the closing price of our common stock on the Nasdaq Global Market on the grant date, November 9, 2007. The Initial Grant vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting every three months thereafter. In addition, if our 2008 annual meeting of stockholders occurs at least six months after the date that Dr. Blake joined our Board, Dr. Blake will, on the date of that meeting and on the date of each subsequent annual meeting of stockholders, automatically receive a stock option grant for 10,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Subsequent Grant”). The Subsequent Grant will vest in one installment on the first anniversary of the grant date.
Adoption of Second Amended and Restated Bylaws
Also on November 9, 2007, our Board of Directors approved an amendment to Article IV, Sections 4.2 and 4.3 of our Amended and Restated Bylaws (the “Bylaws”) to explicitly allow for the issuance of uncertificated shares of our capital stock. The Board of Directors adopted this amendment, which became effective on November 9, 2007, in response to new SEC rules and NASDAQ Rule 4350(l), which require securities listed on NASDAQ to be eligible for a Direct Registration Program by January 1, 2008.
Our Second Amended and Restated Bylaws, incorporating this amendment, are attached hereto as Exhibit 3.1 and incorporated herein by reference.
Item 6. Exhibits

3.1	Second Amended and Restated Bylaws of the Registrant

10.1*	Amended and Restated License Agreement between NPS Allelix Corp. and the Registrant, dated April 20, 2007.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ James R. Sulat
James R. Sulat
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Duly Authorized Officer)

Date: November 14, 2007

Exhibit Index

3.1	Second Amended and Restated Bylaws of the Registrant

10.1*	Amended and Restated License Agreement between NPS Allelix Corp. and the Registrant, dated April 20, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.