Form 10-K
period 2007-12-31
MEMORY PHARMACEUTICALS CORP
filed 2008-03-28
CIK 1062216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50642

MEMORY PHARMACEUTICALS CORP.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3363475
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Philips Parkway	07645
Montvale, New Jersey	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code

(201) 802-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $66,559,049 (based on the last reported sale price on the NASDAQ Global Market on that date).

As of March 14, 2008 the registrant had 72,725,409 shares of common stock, par value $0.001 per share, outstanding. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MEMORY PHARMACEUTICALS CORP.

2007 FORM 10-K ANNUAL REPORT

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of central nervous system (CNS) conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia. Although therapies for the treatment of Alzheimer’s disease have been available for a number of years, many of the approved drugs for this disorder are not effective in a large number of patients and can produce significant side effects. In addition, while there are therapies available to treat the positive and negative symptoms of schizophrenia, there are currently no approved drugs for the treatment of cognitive impairment associated with schizophrenia (CIAS).

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

We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with F. Hoffman — La Roche Ltd. / Hoffman — La Roche, Inc., or Roche, for the development of our nicotinic alpha-7 agonists. We also have a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors. In addition to our collaborations, we have entered into two transactions with The Stanley Medical Research Institute, or SMRI, to provide funding for Phase 2a trials in bipolar disorder and CIAS. As of December 31, 2007, we had received $79.7 million in upfront license fees, research and development funding, milestone payments and equity investments under our collaborations with Roche and Amgen and our development agreement with SMRI.

Our clinical development pipeline includes drug candidates in clinical development for the treatment of Alzheimer’s disease and CIAS with the potential to treat other CNS disorders. Our preclinical and early-stage drug discovery pipeline includes compounds that we are optimizing for the treatment of these and other CNS disorders.

The following represents our drug development pipeline as of March 2008:

SCIENTIFIC BACKGROUND

Central nervous system and cognitive function

The CNS is comprised of networks of nerve cells, known as neurons, that enable sensation, memory, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this transmission to occur, neurons secrete chemicals, known as neurotransmitters, that interact with receptors on a neighboring neuron. Serotonin, dopamine and acetylcholine are examples of neurotransmitters. Neurotransmitter signaling can lead to the activation of a specific class of molecules known as second messengers, which can both relay electrical signals and amplify their strength. Cyclic adenosine monophosphate, or cAMP, cyclic guanosine monophosphate, or cGMP, and calcium are examples of second messengers. Second messengers are known to play a key role in many intracellular processes of direct relevance to the formation and stabilization of memories.

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

It is well recognized that memory loss and other cognitive impairments are key characteristics of Alzheimer’s disease and other dementias. It is less widely recognized, however, that memory loss and other cognitive impairments frequently occur in psychiatric disorders such as schizophrenia. Common manifestations of schizophrenia and Alzheimer’s disease include the inability to correctly process new information, retrieve information and react appropriately to environmental stimuli. The hallucinations and delusions of schizophrenic people can be traced to misprocessed information or the inability to filter out and decipher common background noises. In recognition of the possible involvement of cognitive impairment in schizophrenia, the National Institute for Mental Health has established an initiative to address the impairments in cognition that appear to be present in many schizophrenic patients.

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

The exact cause of Alzheimer’s disease is currently unknown. The brains of all Alzheimer’s patients exhibit two characteristic pathological abnormalities: amyloid plaques and neurofibrillary tangles. Plaques are clumps of protein that form deposits around neurons, while tangles are composed of modified tau proteins that accumulate inside neurons. Plaques and tangles are thought to interfere with normal neurotransmitter function and to have toxic effects on neurons. Preclinical data from several laboratories suggests that the amyloid protein from which plaques are formed disrupts the function of the nicotinic alpha-7 receptor, which modulates neurotransmitter activity known to be required for the formation of long-term memories and possibly other cognitive functions as well. Tau protein may be modified by calcium-sensitive enzymes which make it susceptible to forming aggregates, the formation of which may be reduced by calcium channel modulators.

Other pathological abnormalities present in Alzheimer’s patients involve dysfunction of neurotransmitters. Alzheimer’s patients exhibit a deficiency of the neurotransmitter acetylcholine. This neurotransmitter is involved in short-term memory, alertness, and attention, and consequently reduced acetylcholine levels are thought to be associated with cognitive impairment. In addition, post-mortem studies of Alzheimer’s patients have identified changes in the neurotransmitter glutamate, suggesting that over-stimulation of glutamate is in part responsible for neuronal degeneration.

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

Current therapies for the treatment of Alzheimer’s disease

The principal treatments currently approved for Alzheimer’s disease belong to a class of drugs called acetylcholinesterase inhibitors. Cholinergic neurons, or neurons that synthesize and release acetylcholine, are among the first to be affected by Alzheimer’s disease. Therefore, it was originally thought that addressing the acetylcholine deficit would have a significant therapeutic impact on Alzheimer’s disease. Acetylcholinesterase inhibitors are designed to impede the breakdown of acetylcholine by an enzyme called acetylcholinesterase and work to keep levels of acetylcholine high, despite the damage or death of cells producing acetylcholine. Despite the relationship between acetylcholine and Alzheimer’s disease, acetylcholinesterase inhibitors are not particularly effective in either treating the symptoms or stopping the progression of the disease. Only about 50% of patients taking acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease experience even a modest improvement in symptoms. For those who show improvements, these benefits typically last for only six to nine months.

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

Cognitive Impairment Associated with Schizophrenia

Overview

Schizophrenia is a neurological brain disorder characterized by difficulties differentiating between real and imaginary experiences, thinking logically and managing emotional responses to everyday social situations. Specific symptoms include delusions and hallucinations, an altered sense of self, an inability to sort and interpret incoming sensations and a corresponding inability to respond appropriately. Cognitive impairment is recognized as a major component of schizophrenia and significantly impacts the patient’s ability to function normally. No single defect appears to be responsible for schizophrenia. Rather, multiple genetic and environmental factors seem to contribute to disturbances in brain function.

Current therapies for the treatment of CIAS

Current drug treatments for schizophrenia are focused on the treatment of the positive and negative symptoms associated with schizophrenia. Approximately 30% of individuals with schizophrenia do not respond to current medications at all and, even for those who show some benefit, these drugs often do not address the social withdrawal, affective changes and emotional behavior associated with the disease. Moreover, existing drugs are not designed to address or resolve the cognitive impairments associated with this disease.

MARKET OVERVIEW

According to the World Health Organization, over 180 million people worldwide suffer from CNS disorders that exhibit significant impairment of memory and other cognitive functions. These disorders include neurological diseases associated with aging, such as Alzheimer’s disease and certain psychiatric diseases including schizophrenia and depression. The cognitive deficits associated with these disorders result in symptoms ranging from mild impairment of short-term and long-term memory to the inability to engage in cogent conversation and perform routine tasks. We expect the market for drugs treating these diseases to grow significantly over the next several decades as the baby boomer generation ages, life expectancies increase and improved drugs and diagnostic techniques are developed to address these diseases.

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

According to the National Institute of Mental Health, or NIMH, schizophrenia affects approximately one percent of the adult population of the US in a given year. The market size for drugs for the treatment of schizophrenia was approximately $11.0 billion in 2007 and is expected to increase by 20% per year. It is estimated that approximately 75% or more of schizophrenia patients suffer from cognitive impairment.

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

Our interdisciplinary drug discovery and development approach enables us to generate drug development programs focused on multiple targets and clinical indications. Through this approach, we believe that we are able to identify and optimize promising drug candidates quickly and efficiently and test these in commercially attractive CNS indications. To accomplish this:

•	We use our extensive knowledge of the neuronal pathways involved in memory formation to identify highly relevant targets in the cascade of events leading to long-term memory formation.

•	We have created a dynamic, interdisciplinary environment in which experts in neuroscience, molecular biology, medicinal chemistry, preclinical drug development and clinical trials work closely together to screen, identify, optimize and test drug candidates.

•	We conduct iterative tests on our compounds to determine their pharmacokinetics, including their ability to be absorbed, distributed and metabolized in the body and their toxicity levels. In addition, we measure their biochemical and physiological effects in the body and their mechanisms of action, such as their ability to penetrate the blood-brain barrier.

•	Beginning at the earliest stages of drug discovery and continuing throughout the drug development process, we screen our compounds to eliminate those that are not specific to an identified target and therefore either exhibit increased side effects or cannot be optimized for a particular disease. In this process we use many neurobehavioral animal models and other sophisticated screening tools.

•	We complement our scientific disciplines with leadership by individuals who have extensive expertise and experience in drug discovery and development, related technologies and collaboration management.

We design our drug discovery process with the goal of significantly enhancing our ability to develop high quality drug candidates on an accelerated basis and to reduce our risk of failure in the clinical trial process. We believe that this approach helped us to secure our collaborations with Roche and Amgen, as well as our agreements with SMRI.

THE MEMORY PHARMACEUTICALS STRATEGY

Our goal is to be a leading biopharmaceutical company focused on the discovery and development of drug candidates for the treatment of CNS disorders, many of which exhibit significant impairment of memory and other cognitive functions. In order to achieve this goal, we:

•	Pursue the discovery and development of drug candidates in large disease markets in which there are significant unmet medical needs. We are initially focused on the discovery and development of drug candidates for major CNS disorders for which the market opportunities are extensive and current therapies generally provide limited effectiveness and undesirable side effects. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia. We intend to apply our expertise in the future to encompass a wider spectrum of neurological and psychiatric disorders by expanding the application of existing compounds and optimizing new compounds for these and other disorders such as vascular dementia, mild cognitive impairment (MCI), Parkinson’s disease, age associated cognitive decline, memory impairment from coronary artery bypass grafting, attention deficit hyperactivity disorder, chemotherapy-induced cognitive impairment, obsessive compulsive disorder and alcohol-induced cognitive impairment.

•	Leverage our extensive understanding of neuronal pathways and our interdisciplinary, accelerated drug development approach to yield multiple promising drug candidates. We use our knowledge of the critical pathways involved in cognitive function to identify multiple targets that we believe are highly relevant to many different CNS disorders. We optimize compounds to act on targets that affect neuronal signaling pathways which are involved in multiple CNS disorders. We also seek to optimize compounds against multiple targets implicated in the same disorder. For example, for the treatment of Alzheimer’s disease, we have multiple drug candidates in preclinical and clinical development that act on different targets, including regulating neuronal calcium, acting as a partial agonist of the nicotinic alpha-7 receptor and regulating cAMP.

•	Establish collaborations with leading pharmaceutical and biotechnology companies to advance our drug candidates through clinical development and commercialization. We seek to leverage our pipeline of early-stage development candidates through collaborations with leading pharmaceutical and biotechnology companies. We believe that our focus on drug candidates with large market opportunities helps us secure these types of collaborations. We also believe that our rigorous approach to preclinical testing enables us to partner our programs relatively early in the development process and on terms more in line with those achieved at later stages of clinical development. We have collaborations with Roche for our nicotinic alpha-7 agonists and with Amgen for our PDE10 inhibitors. We are exploring the potential for additional collaborations for the development of several of our other programs.

•	Seek to selectively in-license or acquire additional compounds. We seek to selectively augment our internal drug discovery program through the selective in-licensing or acquisition of preclinical and clinical development stage compounds that we believe are relevant to the pathways involved in memory formation and cognition or that otherwise complement our development pipeline. We believe that our expertise in these pathways enables us to identify promising compounds that can be converted to promising CNS drug candidates.

OUR DRUG DEVELOPMENT PROGRAMS

Our drug development pipeline currently includes five programs (an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors and 5-HT6 antagonists) with drug candidates in clinical and preclinical stages, and several other compounds with potential in our early stage pipeline. All of our drug candidates are small molecules designed for oral dosing.

Our pipeline includes drug candidates in clinical development for the treatment of Alzheimer’s disease and CIAS and compounds in preclinical development for these and other CNS disorders.

Memory Programs and Drug Candidates

L-Type Calcium Channel Modulator: MEM 1003

MEM 1003 for the treatment of Alzheimer’s disease

MEM 1003, a CNS-optimized dihydropyridine, is a neuronal L-type calcium channel modulator that we are developing for the treatment of Alzheimer’s disease. By blocking L-type calcium channels, MEM 1003 may regulate the flow of calcium.

In October 2007, we reported top-line results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a study that evaluated the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. We refer to this study as our MEM 1003 Phase 2a AD trial. The trial enrolled 183 subjects at over 40 centers in the US and included monotherapy subjects and subjects on stable doses of acetylcholinesterase inhibitors. The trial failed to meet its primary endpoint, which was the twelve-week mean change in the Alzheimer’s disease Assessment Scale — Cognitive subscale (ADAS-cog) score in the overall population. The negative results were largely driven by an unusually large placebo response in the subgroup of monotherapy subjects. In the subgroup of subjects receiving acetylcholinesterase inhibitors, the change in ADAS-cog favored treatment over placebo, although this difference was not statistically significant. Similarly, in this subgroup, numeric improvements were seen in all of the four secondary endpoints: Mini-Mental State Exam, the Alzheimer’s Disease Cooperative Study — Activities of Daily Living, the Clinician Interview-Based Impression of Change with Caregiver Input and the Neuropsychiatric Inventory. MEM 1003 was generally safe and well tolerated in the Phase 2a AD trial. We are currently reviewing these results and evaluating the potential for further development of this drug candidate. Any further development of MEM 1003 would require significant additional funding or our securing a collaboration partner for this program.

In September 2005, we completed a Phase 1b safety and tolerability study in patients with Alzheimer’s disease under a US Investigational New Drug (IND) application, which we refer to as our Phase 1b safety and tolerability study of designing the Phase 2a study. The Phase 1b safety and tolerability study was a single-center, randomized, double-blind, placebo-controlled clinical study and consisted of two segments, a double-blind dose escalation segment and a double-blind multiple dose treatment segment. In the first segment of the study MEM 1003 or placebo was administered to 49 subjects two times on one day. Subjects in this segment of the study were treated at escalating doses of MEM 1003 that reached 120 milligrams per dose two times per day. In the double-blind multiple dose treatment segment, 32 subjects received 120 milligrams of MEM 1003 or placebo twice daily for a period of ten days. During the second segment, cognitive function was measured using the Cognitive Drug Research, or CDR, battery and ADAS-cog. MEM 1003 was generally safe and well tolerated in the Phase 1b safety and tolerability study. The results of this study also indicated that 10 days of exposure to MEM 1003 did not result in a statistically significant increase or decrease in cognition.

In July 2003 we completed dose-escalating, double-blind, placebo-controlled Phase 1a and 1b trials, which we refer to as our Phase 1a and 1b UK trials, with 125 healthy volunteers in the United Kingdom to evaluate the safety and tolerability profile resulting from single or multiple doses of MEM 1003. Over a dose range of up to 180 milligrams, given twice daily, which was the maximum dose tested, MEM 1003 was generally safe and well tolerated by both young and elderly (over age 55) volunteers. In addition to testing safety, we assessed cognitive enhancement in 40 of the volunteers (young and elderly) using the CDR battery. In these tests, there were statistically significant positive effects on several of the cognitive measures of longer-term aspects of memory.

MEM 1003 for the treatment of bipolar disorder

In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania, which we refer to as our MEM 1003 Phase 2a bipolar disorder clinical trial, and that MEM 1003 did not prove effective in that trial. We have completed a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder. We conducted the MEM 1003 Phase 2a bipolar disorder clinical trial with funding support from SMRI in the aggregate amount of $3.2 million.

Nicotinic Alpha-7 Agonist Program: MEM 3454 and R4996/MEM 63908

MEM 3454 and MEM 63908, which our collaboration partner, Roche, refers to as R4996, are high potency partial agonists of the nicotinic alpha-7 receptor that we are developing as potential therapies for Alzheimer’s disease and CIAS.

Alzheimer’s disease

Substantial scientific evidence indicates that nicotinic alpha-7 receptor agonists could be highly effective in treating Alzheimer’s disease. First, nicotinic alpha-7 agonists are effective in many preclinical models of cognition and are expected to reverse the cognitive deficits found in Alzheimer’s disease. Second, nicotinic alpha-7 agonists have been shown to possess anti-inflammatory properties and could prevent the inflammatory response associated with Alzheimer’s disease. Third, beta-amyloid peptides, the presumed pathological agent in Alzheimer’s disease, preferentially block the function of nicotinic alpha-7 receptors, suggesting a specific link between the cognitive deficits associated with Alzheimer’s disease and the function of the nicotinic alpha-7 receptors. Finally, the neurons that appear to be most sensitive to Alzheimer’s disease are the same neurons that abundantly express nicotinic alpha-7 receptors, again indicating that the cognitive deficits associated with Alzheimer’s disease may result from a loss of nicotinic alpha-7 receptor function.

Among other pathological abnormalities, Alzheimer’s patients typically exhibit amyloid plaques, which are clumps of protein that form deposits in neuronal tissue. Preclinical data from several laboratories suggests that the amyloid protein from which these plaques are formed disrupts the function of the nicotinic alpha-7 receptor. We believe that as partial agonists of the nicotinic alpha-7 receptor, MEM 3454 and R4996/MEM 63908 could overcome or offset the effect of the amyloid protein and thereby be beneficial in the treatment of Alzheimer’s disease.

Schizophrenia & CIAS

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

Cognitive impairment is recognized as a major component of schizophrenia and significantly impacts the patient’s ability to function normally. Although there are drugs approved to treat the positive and negative symptoms associated with schizophrenia, there are no currently available treatments that address the cognitive impairments associated with the disorder.

MEM 3454 for the treatment of Alzheimer’s disease and CIAS

In November 2007, we announced positive top-line data from a randomized, placebo-controlled, multi-center Phase 2a proof-of-concept trial evaluating three oral daily doses of MEM 3454 (5 milligrams, 15 milligrams, and 50 milligrams) in 80 patients with mild to moderate Alzheimer’s disease over an eight-week treatment period. We refer to this trial as our MEM 3454 Phase 2a AD clinical trial. The primary endpoint of the trial was the change from baseline in the Quality of Episodic Secondary Memory (QESM) factor score of the CDR battery. QESM is a composite score derived from memory tests in the CDR battery that measure the efficiency with which study participants are able to remember words and pictures. Subjects receiving 5 milligrams and 15 milligrams of MEM 3454 demonstrated a statistically significant effect on the QESM compared to placebo. MEM 3454 also achieved statistical significance on certain key secondary endpoints from the CDR battery. MEM 3454 was well-tolerated in this trial, with the exception that the number of subjects with constipation was higher in the treatment groups (43%) compared to placebo (5%).

In December 2007, we commenced a Phase 2a clinical trial of MEM 3454 in CIAS, which we refer to as our MEM 3454 Phase 2a CIAS clinical trial. The trial will enroll approximately 160 patients with stable schizophrenia who are receiving atypical antipsychotic therapy. Subjects will be randomized to receive 5 milligrams, 15 milligrams or 50 milligrams of MEM 3454 or placebo once daily for a period of eight weeks. The primary objective of the trial is to assess the effectiveness of MEM 3454 in CIAS using the MATRICS Consensus Cognitive Battery. Secondary objectives include measures of other symptoms of schizophrenia and functional capacity.

In February 2008, we announced plans to conduct a study of MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The biomarker study will enroll approximately 12 patients with stable schizophrenia who are receiving atypical antipsychotic therapy. Subjects will be randomized to receive MEM 3454 and placebo in a 5-way cross-over design. Each subject will participate in 5 treatment periods. During each period, subjects will receive single doses of 1 milligram, 5 milligrams, 15 milligrams, or 50 milligrams of MEM 3454 or placebo, with a 4 day wash-out period between each treatment period. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as efficacy biomarkers for nicotinic alpha-7 agonists, such as MEM 3454, in schizophrenia.

In February 2006, we completed a Phase 1 clinical trial program for MEM 3454 in healthy volunteers under Clinical Trial Applications (CTAs) that we filed with Health Canada. The single-center Phase 1 program consisted of four segments: a double-blind, placebo-controlled study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 3454, which involved 56 healthy young male volunteers; a standard food interaction study, which involved 12 volunteers; a single ascending dose study, which involved 15 elderly volunteers; and a randomized, double-blind, placebo-controlled multiple ascending dose (MAD) study to investigate the safety, tolerability and pharmacokinetics of three doses of MEM 3454 (15 milligrams, 50 milligrams, and 150 milligrams once per day for 14 days), which involved 48 healthy young male and female volunteers. The MAD study included cognition testing using the CDR battery. Cognitive data from the MAD study of the Phase 1 clinical trial program demonstrated that a 15 milligram dose of MEM 3454, administered once daily for a period of 13 days, showed a statistically significant positive effect on QESM, one of the study’s primary efficacy variables. The other doses administered in the study did not show a similarly statistically significant positive effect, although there was a trend toward efficacy at the 50 milligram dose. Other domains in the CDR battery measure other cognitive effects such as psychomotor speed and attention, and while trends toward improvement were also seen on these domains at 15 milligrams of MEM 3454, the results were not as substantial as those obtained for the QESM domain.

Under our collaboration agreement with Roche for the development of nicotinic alpha-7 agonists, which we refer to as our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, Roche has the option to obtain a license to MEM 3454 following completion of our first Phase 2a clinical trial for this candidate, which we completed in November 2007, and certain other predefined events. If Roche exercises its option to license MEM 3454, it is obligated to make a milestone payment to us at that time, and in order to maintain its license to MEM 3454, it will also be obligated to make a second milestone payment upon completion of the MEM 3454 Phase 2a CIAS clinical trial. Our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement is described in more detail in the section titled “Collaborations, Development Agreements and In-Licenses.”

R4996/MEM 63908 for the treatment of Alzheimer’s disease and/or CIAS

R4996/MEM 63908, the second drug candidate to be nominated from our nicotinic alpha-7 agonist program, is a partial agonist of the nicotinic alpha-7 receptor that we are developing as a potential treatment for Alzheimer’s disease and/or CIAS.

We commenced a Phase 1 program for R4996/MEM 63908 in August 2007 under a CTA that we filed with Health Canada. The program began with a single ascending dose study and is on-going. Phase 1 studies investigating the effect of food on pharmacokinetic properties, and the effect of age and gender on pharmacokinetic properties and tolerability, and a MAD study are either planned or underway.

We have conducted behavior assays and animal tests to assess the effect of R4996/MEM 63908 on learning and memory. In these assays and tests, R4996/MEM 63908 improved learning and memory in healthy and aged cognitively impaired animals. R4996/MEM 63908 has also demonstrated a favorable profile in toxicological and safety studies. R4996/MEM 63908 was effective in a preclinical model of schizophrenia that measures sensory gating, or the ability of an animal to ignore extraneous cues from its environment. In addition, R4996/MEM 63908 was effective in a preclinical task that tests cognitive flexibility, a type of cognition that is impaired in schizophrenics.

Under our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, Roche has an exclusive license to R4996/MEM 63908. We are responsible for conducting the Phase 1 clinical program for this drug candidate. Roche is responsible for clinical development from Phase 2a onwards and for commercialization.

PDE4 Inhibitor Program: MEM 1414 and MEM 1917

PDE4 inhibitors are designed to inhibit the activity of PDE4, an enzyme which breaks down neuronal cAMP. PDE4 inhibitors may have therapeutic utility in multiple indications, including, Alzheimer’s disease, schizophrenia, respiratory disease and drug abuse. In June 2007, in conjunction with an amendment to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we reacquired all development and commercialization rights to the PDE4 inhibitor program.

We have evaluated the data that we received from Roche and are currently evaluating alternatives for the further development of this program, which could include taking the program forward, in whole or in part, on our own or with a new collaboration partner.

Alzheimer’s disease

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

In February 2005, Roche completed a Phase 1 clinical trial program for MEM 1414. The Phase 1 program consisted of four trials: a double blind, placebo-controlled study to evaluate the safety, tolerability and pharmacokinetics of single ascending doses of MEM 1414, in which 32 volunteers received MEM 1414; a bioequivalence study, in which 15 volunteers received MEM 1414; a scopolamine challenge study, in which 38 volunteers received MEM 1414, and a MAD study, in which 40 healthy elderly volunteers received MEM 1414 for 14 days. At all doses tested in this Phase 1 clinical trial program, MEM 1414 was generally safe and well tolerated.

We plan to progress MEM 1414 into a Phase 2a clinical trial by the end of 2008, either on our own or with a collaboration partner.

MEM 1917 for the treatment of CNS disorders

MEM 1917 is a PDE4 inhibitor and a back-up candidate to MEM 1414 for the treatment of Alzheimer’s disease. As is the case with MEM 1414, MEM 1917 is designed to inhibit the activity of PDE4, an enzyme that breaks down neuronal cAMP.

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

Under our collaboration agreement with Amgen for the development of PDE10 inhibitors, which we refer to as our 2005 Amgen PDE10 Inhibitor Agreement, Amgen has an exclusive license to our PDE10 inhibitors.

5-HT6 Antagonist Program

5-HT6 receptors are selectively found in brain areas involved in cognitive processes. Antagonism of these receptors boosts activity in cognition circuits, producing increased performance in animal models of learning and memory. 5-HT6 antagonists are potential treatments for Alzheimer’s disease, schizophrenia, attention deficit disorder and obesity. We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS Allelix Corp., or NPS. We are evaluating several lead compounds from this portfolio as potential development candidates and plan to advance this program into clinical trials by the end of 2008.

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

Our research efforts focus on identifying new molecular targets that play a role in the formation, modification and stabilization of synaptic connections in the human brain. We clone these targets and study their functions by developing and applying various assays. To discover active compounds, we screen the targets against libraries of compounds that embody properties that would make them suitable for use as CNS drugs. Compounds are tested and optimized in an iterative process designed to produce highly specific, orally available drug candidates suitable for CNS indications. Set forth below is a summary description of the six principal components of our drug selection process.

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

Animal model screening processes

We have developed a series of assays that evaluate potential drug candidates for their effect on memory and other cognitive functions. The process begins with cell-based assays performed in test tubes, which assist us in understanding the biochemical effect of compounds. We then test selected compounds for their pharmacokinetic properties in animals, before proceeding to animal behavior models, using both young and old rats and mice that allow us to assess different aspects and phases of long-term memory and cognition. We use naturally aged-impaired mice and rats for these studies, which we believe ensures a more realistic physiology than would be available in young animals with artificially-induced age characteristics. We believe that the animal models we have developed and employ enhance our ability to predict promising drug candidates on a more focused and informed basis.

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

Clinical development

Our clinical development team consists of clinicians, clinical operations specialists and regulatory experts, all of whom are experienced in early stage clinical development. We are currently conducting both Phase 1 and Phase 2 studies with the strategy of identifying clinical efficacy signals at an early stage in order to increase our confidence in individual drug candidates and to help establish the best dosing strategy for future studies.

COLLABORATIONS, DEVELOPMENT AGREEMENTS AND IN-LICENSES

We seek to enter into collaborations with leading pharmaceutical and biotechnology companies. We believe that this enables us to leverage these companies’ resources to exploit our drug candidates on a global basis, while allowing us to remain focused on early stage development and discovery of drug candidates. Another important component of our strategy is to augment our internal drug discovery programs through the selective in-licensing or acquisition of preclinical and clinical development stage compounds that we believe are relevant to the pathways involved in memory formation and other cognitive functions or that otherwise complement our development pipeline.

We have collaboration agreements with Roche, for the development of our nicotinic alpha-7 agonists, and with Amgen, for the development of our PDE10 inhibitors. We also entered into a development agreement with SMRI to provide funding for the Phase 2a trial of MEM 1003 in bipolar disorder, which we completed in March 2007. We have a license agreement with Bayer AG, or Bayer, related to MEM 1003, and a license agreement with NPS, related to our 5-HT6 antagonist program. In June 2007, we amended and restated our agreement with Roche for the development of PDE4 inhibitors and reacquired all development and commercialization rights to our PDE4 inhibitor program. We also entered into a securities purchase agreement with SMRI and The Sylvan C. Herman Foundation in December 2007, pursuant to which we are funding, in part, a Phase 2a clinical trial of MEM 3454 in CIAS. The securities purchase agreement is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)

In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists for the treatment of neurological and psychiatric indications, and potentially other indications, which we refer to as our 2003 Roche Nicotinic Alpha-7 Agonist Agreement. The 2003 Roche Nicotinic Alpha-7 Agonist Agreement was amended and restated in February 2006. Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. Roche has the option to obtain a license to MEM 3454 following completion of our first Phase 2a clinical trial for this candidate, which we completed in November 2007, and certain other predefined events.

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of MEM 3454 in CIAS, and to include a potential milestone payment by Roche related to the completion of that trial. Pursuant to the June 2007 amendment, if Roche exercises its option to secure a license to MEM 3454, then, in order to maintain its rights to MEM 3454, Roche would also have to make a milestone payment to us upon the completion of the MEM 3454 Phase 2a CIAS clinical trial.

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

Subject to specified exceptions, if the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement is terminated, in whole or in part prior to the date on which all royalty and other payment obligations under the agreement expire, the applicable licenses granted by us to Roche under the agreement will terminate. Roche would then be required to transfer to us certain filings, rights, approvals, agreements and data relating to compounds developed in the collaboration, including those based on MEM 3454, at no expense to us. Additionally, upon termination of the agreement under specified circumstances, we would have the right to negotiate to obtain from Roche an exclusive royalty-bearing license with respect to certain of Roche’s rights in compounds that were jointly developed and certain related Roche and jointly developed intellectual property rights, know-how and property.

Through December 31, 2007, Roche has paid us a total of $36.3 million in connection with this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.3 million, milestone payments of $6.0 million and an equity investment of $10.0 million.

Amgen Inc. (PDE10 Inhibitor Program)

In October 2005, we entered into a Collaboration and License Agreement with Amgen for the development of PDE10 inhibitors for neurological and psychiatric indications, which we refer to as our 2005 Amgen PDE10 Inhibitor Agreement. Under the terms of the agreement, we granted to Amgen a worldwide, exclusive, sublicensable license to our PDE10 inhibitor intellectual property and to any PDE10 intellectual property jointly developed by us and Amgen, for the prevention and treatment of diseases, in all indications, for all uses. We and Amgen also granted certain licenses to each other related to non-PDE10 technology arising from our research collaboration.

We are eligible to receive milestone payments upon our achievement of specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors that are developed under the 2005 Amgen PDE10 Inhibitor Agreement. We are also entitled to royalties based on a specified percentage of net sales of products. These royalties increase at increasing net sales levels and are subject to reduction under certain circumstances. The royalty term will expire for Primary Products (as defined) on the later to occur of (i) the expiration of the last to expire of a patent that covers a product and either contains a composition of matter claim in a given country or satisfies other specified criteria and (ii) ten years following the launch of the Primary Product in that country. The royalty term for Secondary Products (as defined) is ten years following the launch in that country. The determination of the royalty term for each Product is to be determined on a country by country basis.

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

Amgen has the right to terminate the agreement upon 60 days’ written notice for any reason. Either party may terminate the agreement upon written notice following an uncured material breach. Unless earlier terminated, the agreement ends on the date all royalty and other payment obligations under the agreement terminate, at which time

Amgen shall have fully paid up license rights under the agreement. In addition, in the event of an uncured material breach by us, Amgen has the right to terminate certain of Amgen’s obligations and certain of our rights under the agreement. If the 2005 Amgen PDE 10 Inhibitor Agreement terminates, except as otherwise provided, all licenses granted under the agreement by us to Amgen terminate on the effective date of termination, other than (i) a license from us to Amgen covering PDE10 inhibitor technology for Amgen’s internal research purposes only and (ii) a license from us to Amgen, on a non-exclusive basis, covering non-PDE10 technology developed in the course of the collaboration. In addition, under certain circumstances, we have the right, at any time during the 90-day period following the termination of the agreement, to cause Amgen to enter into good faith discussions for a limited period regarding Amgen’s licensing to us certain Amgen rights relating to PDE10. Such right does not apply to a termination by Amgen of the agreement by reason of (i) our change of control or (ii) our material uncured breach or (iii) early termination of the agreement for safety concerns as to PDE10 or a relevant compound or product.

In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.

Through December 31, 2007, Amgen has paid us a total of $14.2 million in connection with this collaboration, comprised of an upfront fee of $5.0 million, research and development funding of $7.2 million over the two-year term of the collaboration during which we and Amgen conducted a collaborative preclinical research program relating to PDE10 inhibitors and a milestone payment of $2.0 million.

The Stanley Medical Research Institute (MEM 1003 in Bipolar Disorder)

In December 2005, we entered into a development agreement with SMRI, pursuant to which we conducted a Phase 2a bipolar disorder clinical trial of MEM 1003. We refer to this agreement as the SMRI Development Agreement. We received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments.

In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania and that MEM 1003 did not prove effective in that trial. We have completed a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder.

Hoffmann-La Roche (PDE4 Inhibitor Program)

We previously had a collaboration with Roche for the development of PDE4 inhibitors for the treatment of neurological and psychiatric indications, and potentially other indications, which we refer to as our 2002 Roche PDE4 Inhibitor Agreement. Under the 2002 Roche PDE4 Inhibitor Agreement, we had granted Roche a worldwide, exclusive, sub-licensable license to our patent rights and know-how with respect to any PDE4 inhibitor for the prevention and treatment of diseases, in all indications, for either human or veterinary use.

In June 2007, we amended and restated the 2002 Roche PDE4 Inhibitor Agreement. We refer to the amended and restated agreement as our Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. Under the terms of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, we reacquired all development and commercialization rights to our PDE4 inhibitor program and terminated all licenses and options previously granted to Roche under our prior collaboration. Pursuant to the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, we are obligated to make milestone payments to Roche if we achieve specified development, regulatory and commercialization milestones for any PDE4 inhibitors covered under the 2002 Roche PDE4 Inhibitor Agreement. We are also obligated to pay royalties to Roche for such PDE4 inhibitors based on a specified percentage of net sales of products, which increases at increasing net sales levels, during the term of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. Royalty payments will expire on a country-by-country basis ten years following the date of launch in each country.

Through the date we entered into the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 inhibitor program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million.

Bayer AG (MEM 1003)

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how related to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of December 31, 2007, we have paid $2.0 million in upfront and milestone payments to Bayer and are obligated to make additional payments of up to $18.0 million upon our achievement of specified milestones. We have also exercised an option to acquire a non-exclusive, world-wide license to certain Bayer patents and know-how relating to certain controlled release formulations developed for Bayer for an unrelated product. Under the agreement, we must use commercially reasonable efforts to develop products using the compound covered by this agreement and to commercialize those products in the US, Japan and four countries of the European Union to be selected by us. Bayer is under no obligation to provide us with any assistance in the development and commercialization of products covered by the agreement.

We are obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee. Royalty payment obligations will end on a country by country basis upon the expiration of the last patent rights in a given country or after ten years from the first commercial sale of a product covered by the license agreement in a given country, whichever is longer.

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

NPS Allelix Corp. (5-HT6 Antagonist Program)

We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS. We are evaluating several lead compounds from this portfolio as potential development candidates and plan to advance this program into clinical trials by the end of 2008.

In October 2003, we entered into a License Agreement with NPS, which we amended and restated in April 2007. We refer to this as our Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. As of December 31, 2007, we have paid $50,000 in upfront and milestone payments to NPS (after credit for patent costs). We are required to make additional payments to NPS upon our achievement of specified development and regulatory milestones. We also are obligated to pay royalties to NPS during the term of the agreement based on a specified percentage of worldwide net sales of products that include 5-HT6 antagonist compounds covered by the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. Royalty payments will expire generally on a country-by-country basis ten years following the launch of the product in that country. Payments under the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement are subject to reduction under certain circumstances. In the event we sublicense our rights under the agreement, we are required to make a one-time payment to NPS, not to exceed a predefined maximum amount.

Unless it is earlier terminated, the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement will terminate on the date of expiration of all royalty and other payment obligations, at which time our license will become fully paid-up. The agreement may be earlier terminated (i) by either party upon the failure of the other party to cure a material breach, (ii) by NPS upon our failure to comply with our diligence obligations, or (iii) by us if we determine that there are scientific, technical, economic or business problems relating to the development or commercialization of 5-HT6 antagonists; provided that, we will not be relieved of our obligation to pay accrued but unpaid royalties to NPS in the event of an earlier termination. If the agreement is terminated early, the applicable licenses granted by NPS to us will terminate and we would be required to transfer to NPS certain rights and information relating to products containing NPS compounds and, if requested by NPS, we would have certain clinical and/or commercial supply obligations to NPS or its licensees. Following such termination, if NPS or its licensee were to commercialize a product containing an NPS compound, we would be entitled to predefined royalties on net sales of such product in an amount dependent on its stage of development, or, if we or our licensee were to commercialize a product containing our compound, our obligation to pay royalties to NPS relating to this product would not terminate and would continue as provided in the agreement.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our chemical compounds and technologies by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to all drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our product candidates as well as uses of new chemical entities in the treatment of CNS disorders. In total, as of March 14, 2008, we owned or licensed from Bayer and NPS 23 issued US patents, 59 pending US patent applications, 210 issued foreign patents and 369 pending foreign patent applications.

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

We may rely, in some circumstances, on trade secrets and know-how to protect our technology. However, trade secrets and know-how are difficult to establish and enforce. We seek to protect our proprietary technology, know-how and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions.

MEM 1003

As a result of our in-licensing agreement with Bayer, as well as our own proprietary research, we have rights to several patents and patent applications, including seven issued US patents, six pending US patent applications, 137 issued foreign patents, and 28 pending foreign patent applications relating to MEM 1003. Issued patents from the US, Germany, France, Italy, Great Britain and Spain, the largest markets in which patents covered by the Bayer agreement have been issued, expire in late 2014 through 2015, although they are eligible for patent term extensions of up to five years.

PDE4 inhibitors

We have seven issued US patents, 19 pending patent applications in the US, 21 issued foreign patents, and 174 pending foreign patent applications for both chemistries and research tools relating to our PDE4 inhibitors, including MEM 1414 and MEM 1917. We have identified four different classes of chemical compounds that act as PDE4 inhibitors. The seven issued patents and several pending applications include claims relating to compounds as well as the methods of manufacturing and using them. Several pending patent applications are related to research tools associated with materials and methods useful for screening relating to PDE4.

Nicotinic alpha-7 agonists

We have one issued patent, 15 pending US patent applications, 13 issued foreign patents and 131 pending foreign patent applications for both chemistries and research tools relating to our nicotinic alpha-7 partial agonists, including MEM 3454 and R4996/MEM 63908. Our patent applications relate to five classes of nicotinic alpha-7 partial agonists as well as related research tools including genes and methods useful for screening.

PDE10 inhibitors

We and Amgen have 13 pending US patent applications, one issued foreign patent and 24 pending foreign patent applications for both chemistries and research tools relating to our PDE10 inhibitors. Our patent applications relate to multiple classes of PDE10 inhibitors as well as related research tools including genes and methods useful for screening.

5-HT6 antagonists

As a result of our in-licensing agreement with NPS, as well as our own proprietary research, we have rights to several patents and patent applications, including eight issued US patents, five pending US patent applications, 38 issued foreign patents, and 10 pending foreign patent applications for chemistries relating to multiple classes of 5-HT6 antagonists.

General research tools

We have one pending patent application in the US and two pending foreign patent applications relating to our general research tools. These patent applications relate to research tools, including methods and genes, which are applicable to different programs.

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

Therapies for the treatment of Alzheimer’s disease, schizophrenia and depression have been available for a number of years. However, many of the approved drugs for these diseases appear to have limited efficacy in the overall patient population and can produce significant side effects, leading to poor tolerability and low patient compliance. In addition, in the case of Alzheimer’s disease, these therapies may lose their effectiveness over time. There are currently five drugs approved for the treatment of Alzheimer’s disease in the US (four are acetylcholinesterase inhibitors and one is an NMDA antagonist). None of these drugs provides permanent remission or a cure. Aricept is the market leader with worldwide sales of $2.36 billion in 2007. Our potential products would face competition from Aricept (Eisai / Pfizer) and drugs from other companies such as Novartis, Johnson & Johnson, and Forest Labs.

There are a number of antipsychotic drugs that have been approved for use in the treatment of schizophrenia. However, there are currently no approved drugs for the treatment of CIAS.

We are aware that there are many drugs under development by both large pharmaceutical companies and small biotechnology companies for Alzheimer’s disease and CIAS. Many of these entities have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and the regulatory approval process. Many companies also have substantially greater resources and are developing or using technologies that may be competitive with our products and technologies.

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

Preclinical tests

Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety, toxicity and efficacy of the drug candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the drug candidate, are submitted to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment, shipment to the US from a country outside of the US and administration of any new drug that is not the subject of an approved NDA or other application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies the FDA may not permit clinical testing to begin.

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

Under the FDA Amendments Act of 2007, we must register information about our clinical trials with a federal data bank and must certify our compliance with these registration requirements.

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

Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and if not will issue a refuse to file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. These timing commitments will vary depending on whether an NDA is for a priority drug, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification, or by other amendments the applicant makes to a pending NDA. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. Under provisions of the 2007 FDA Amendments Act that became effective in March 2008, the FDA will have expanded authority to mandate studies, require labeling changes, and impose risk management plans in the post-marketing phase. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Manufacturing and post-marketing requirements

If approved, a drug may only be marketed in the dosage forms and for the indications approved in the NDA. Special requirements also apply to any drug samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA’s GMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA periodically, and provide certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, recall of a product, injunctive action or possible civil or criminal penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for the manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with GMP or other FDA requirements applicable to our products may subject us to sanctions and could result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal or suspension of marketing approvals.

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

Under European Union regulatory systems, marketing approval of new medicinal products can be obtained through one of two processes:

Centralized procedure.  The centralized procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” It is also mandatory for new chemical entities for which the therapeutic indication is a neurodegenerative disorder. Under this procedure, an application is submitted to the European Medicines Agency and if the application is approved, the European Commission grants a single marketing authorization that is valid for all European Union member states.

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

MANUFACTURING

In general, our strategy is to produce small quantities (up to gram scale) of our compounds for preclinical testing and to contract with third parties for manufacturing of larger quantities. All of our compounds are small molecules, generally require no special manufacturing processes and use relatively accessible raw materials. Due to their relative ease of manufacture, we can choose among several suppliers. We currently outsource the production of MEM 1003, MEM 3454 and R4996/MEM 63908 to third parties. Under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we are responsible for the clinical supply of MEM 3454, through Phase 2a or beyond if Roche does not exercise its option to license MEM 3454, and R4996/MEM 63908, through Phase 1. We are also responsible for the production of the clinical supply of MEM 1414 and MEM 1917, and should we require quantities above those already produced by Roche, we would outsource production to a third party. Under the 2005 Amgen PDE10 Inhibitor Agreement, Amgen is responsible for supplying all PDE10 inhibitor compounds for preclinical and clinical testing.

EMPLOYEES

On March 11, 2008, we implemented a reduction in force in which our overall headcount was reduced by approximately 20%. As a result, as of March 12, 2008, we had 55 employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses were $38.4 million in 2007 and $33.8 million in 2006.

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

We expect to continue to incur substantial losses, and we may never achieve profitability. As of December 31, 2007, we had an accumulated deficit of approximately $216.6 million. As a result, we will need to generate significant revenue or obtain external financing to proceed with our current development plans. Moreover, these losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing would adversely affect our development programs and other operations and could affect our ability to continue as a going concern.

Based on our current business plan, we believe that our existing cash and cash equivalents, marketable securities, payments for research and development services and other payments expected to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all. In any event, we will need to raise additional equity or other financing to finance our future requirements. We may not be able to obtain additional financing on acceptable terms or at all. Our ability to raise additional funds and the terms on which we receive those funds will depend on financial, economic and market conditions, our clinical events and other factors, many of which are beyond our control.

Our independent registered public accounting firm indicated in their report on our audited financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern. Our auditors based this determination on our recurring losses from operations, our limited funds and the terms of our outstanding debt, which provides, among other things, that events having a material adverse effect on us (as defined) would constitute a default and could, if not cured, lead to an acceleration of this debt. While we believe that such a default is unlikely, if our lender accelerated the maturity of our obligations under this agreement, absent additional funding, we might not have the funds available to repay all amounts that we have borrowed. If we were not able to repay all amounts that we have borrowed, our lender could, among other remedies, foreclose on our pledged assets. See the risk factor titled “Our secured loan agreement contains various covenants that may restrict our business and financing activities” below.

We are currently funding the development of several of our drug candidates and programs, including two clinical trials under our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement: a Phase 1 clinical trial program of R4996/MEM 63908, which we commenced in August 2007, and a Phase 2a clinical trial of MEM 3454 in CIAS, which we commenced in December 2007. We also plan to advance our 5-HT6 program into clinical trials and commence a Phase 2a trial of MEM 1414, both by the end of 2008. If Roche elects not to exercise its option to license MEM 3454 or if our collaboration partners fail to pay us milestone payments, or we are unable to obtain adequate financing on a timely basis or to enter into agreements with collaboration partners, we would have to delay, substantially reduce or cease our efforts on certain of our drug candidates and/or programs.

In addition, if we choose to pursue on our own the further clinical development of our other PDE4 inhibitor drug candidates or if we are unable to find a collaboration partner for MEM 1003, we would have to fund any continued development of these drug candidates. The capital needed to pursue the PDE4 inhibitor and MEM 1003 programs on our own might not be available on favorable terms, or at all.

Our future capital requirements will depend on many factors, including:

•	the number of compounds and drug candidates that we advance into or through the development process;

•	the funding we receive from our currently existing or any new collaborations;

•	the scope and results of our and our collaborators’ clinical trials;

•	the potential in-licensing or acquisition of other compounds or technologies;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our clinical trials and for any potentially marketed drugs;

•	the availability of third parties, and the cost, to manufacture supply of our drug candidates for preclinical and clinical testing;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	the cost of commercialization activities, including product marketing, sales and distribution.

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

We are a biopharmaceutical company focused on the discovery and development of novel drug candidates based on our understanding of the role played by certain biological targets in memory formation and cognition. Our current drug candidates are at an early stage of development and will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. Our drug discovery and development methods are unproven and may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. In addition, because we have limited resources, we are focusing on targets, compounds and indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other targets, compounds and indications.

From time to time, we establish and announce certain development goals for the commencement or completion of our drug candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. For example, our MEM 1003 Phase 2a AD clinical trial, which we announced the results from in October 2007, experienced significant delays due to slower than expected patient enrollment and, as a result, we had to adjust our timelines for the completion of the trial. In addition, our clinical development programs are subject to the risk of failure inherent in the development of new drugs and our clinical trials may not demonstrate the safety, tolerability and effectiveness of our drug candidates. For example, in March 2007, following our Phase 2a clinical trial of MEM 1003 in acute mania in bipolar disorder, we announced that MEM 1003 did not meet the primary or secondary endpoints of the trial. Similarly, in October 2007, following our MEM 1003 Phase 2a AD clinical trial, we announced that the trial failed to meet its primary endpoint. Our failure to achieve our development goals could adversely affect our business and our stock price.

The diseases we are targeting are poorly understood, which increases our chances of failure.

Our drug development programs target a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s, and also include certain psychiatric disorders such as schizophrenia. These diseases and their causes are poorly understood. There are no approved drugs that treat these diseases through the mechanisms used by our drug candidates, and there is only a limited scientific understanding of the relationships between these diseases and the neurological pathways targeted by our drug candidates. These uncertainties increase the risk that one or more of our drug development programs or candidates may not prove effective, as occurred in the MEM 1003 Phase 2a bipolar disorder clinical trial and in our MEM 1003 Phase 2a AD clinical trial.

Our preclinical and clinical testing results may not be predictive of future trial results and may not be sufficient to support regulatory approval of future clinical trials. If subsequent study or trial results are unfavorable or insufficient, we may be forced to stop developing drug candidates that we currently believe are important to our future.

The results of preclinical studies and early stage clinical trials of our drug candidates are not necessarily predictive of the results of subsequent preclinical studies or later stage clinical trials. Our approach to drug development involves rigorous preclinical testing with a variety of in vitro assays and animal models in order to obtain early indications of safety and efficacy. We have invested in and continue to invest substantial resources in this capability. However, our drug candidates are at an early stage of development and only two drug candidates have completed Phase 2a clinical trials. As a result, we cannot determine whether our preclinical testing methodologies are predictive of clinical safety or efficacy. In addition, early stage clinical trials may not be predictive of future trial results. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and success in early phase trials may not be indicative of results in a large number of patients or long-term efficacy. For example, while the preliminary cognitive data from the MEM 3454 Phase 2a AD clinical trial demonstrated a statistically significant positive effect on the primary endpoint and certain key secondary endpoints of that study at certain dose levels, we cannot assure you that future clinical trials of MEM 3454 in Alzheimer’s disease or our MEM 3454 Phase 2a CIAS clinical trial will demonstrate positive results. Furthermore, we cannot assure you that the data collected from the preclinical studies and clinical trials of our drug candidates will be sufficient to support regulatory approval of our future clinical trials by the FDA or by similar agencies in other countries.

As we or our collaborators obtain results from further preclinical or clinical trials, we or our collaborators may elect to discontinue or delay preclinical studies or clinical trials for certain drug candidates in order to focus our resources on more promising drug candidates. We or our collaborators may also change the indication being pursued for a particular drug candidate or otherwise revise the development plan for that drug candidate. For each of our programs being developed under a collaboration agreement, multiple drug candidates for the same class of compounds and for the same indication may be developed. Over the course of preclinical studies, these candidates may not prove to be sufficiently different to warrant pursuing them individually for the same indication, or at all. Moreover, drug candidates in later stages of clinical trials may fail to show the desired safety, tolerability and efficacy traits despite having progressed through preclinical or initial clinical testing.

If we are unable to secure the requisite approvals for our drug candidates, we may not be able to proceed with our planned clinical trials, or if we experience significant delays in our clinical trials, we may incur additional costs in connection with conducting such trials.

Before obtaining regulatory approval for the sale of our drug candidates, they must be subjected to extensive preclinical testing and clinical trials to demonstrate their safety, tolerability and efficacy in humans. The clinical trials of any drug candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the US, principally the FDA, and by similar agencies in other countries. The requirements that clinical trials must meet include IRB, or ethics committee oversight, informed consent and good clinical practices. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. In order for us or our collaborators to conduct human clinical trials in the US for our drug candidates, we or they must obtain and maintain an effective IND. In connection with obtaining and maintaining an IND, we or our collaborators may be required to provide the FDA with supplementary preclinical data or additional information regarding our earlier preclinical testing of these drug candidates and any clinical trials conducted in foreign countries. We cannot assure you that the results of our ongoing preclinical testing will be supportive of further clinical trials of our drug candidates or that we will be able to satisfactorily address any concerns the FDA may have about the results of our preclinical or clinical data. If we are unable to satisfy the FDA with respect to a certain drug candidate, we may be prevented from commencing or proceeding with the development of that drug candidate in the US. Or alternatively, if the FDA approval process is lengthier than what we anticipate, our schedule for commencing or completing clinical trials may be delayed as we respond to FDA inquiries and we may incur additional costs associated with such delays. For example, prior to commencing our MEM 3454 Phase 2a AD clinical trial, the FDA placed the trial on clinical hold, seeking clarification of certain changes and additions that we made to the IND from our initial submission, which caused a significant delay in the trial. Although we were ultimately able to secure the FDA’s approval of the IND for this drug candidate, the delay in the timing of this trial resulted in additional costs with respect to the trial. In addition, we cannot assure you that we will be able to satisfy the FDA with respect to other drug candidates in the future.

It takes years to complete the testing of a drug candidate, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

•	any preclinical test or clinical trial may fail to produce safety, tolerability and efficacy results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data could be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical test or clinical study or adverse medical events during a clinical trial could cause delays in the completion of the preclinical test or clinical study, or could cause a preclinical test or clinical trial to be repeated, additional tests to be conducted or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA or foreign regulatory authority could impose conditions on the scope or design of a clinical trial;

•	the FDA or foreign regulatory authority could place a clinical hold on a trial if, among other reasons, it requires further information regarding certain results or events during preclinical tests or clinical trials, or it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	the FDA or foreign regulatory authority might not approve the manufacturing processes or facilities that we utilize, or the processes or facilities of our collaborators;

•	we may encounter delays in obtaining IRB approval to conduct a clinical trial at a prospective study site or in revising a clinical trial protocol after the clinical trial has commenced;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we or our collaborators may encounter delays based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

•	our drug candidates may produce undesirable side effects;

•	our clinical trials may not demonstrate the safety, tolerability and efficacy of our drug candidates or result in marketable products; and

•	we or our collaborators may encounter delays in obtaining a sufficient supply of a drug candidate for use in our clinical trials either due to the amount of time required to manufacture a sufficient supply for larger clinical trials or as a result of manufacturing or quality assurance issues.

In addition, we or our collaborators may encounter delays based on our inability to enroll or retain a sufficient number of healthy volunteers or patients to complete our clinical trials. This could affect our ability to complete a clinical trial in the time frame we have planned, its validity or statistical significance and its cost. Enrollment depends on many factors, including: the size of the patient population, the nature of the trial protocol, the proximity of volunteers/patients to clinical sites, the inclusion criteria for the study and whether recruitment from the same patient population is ongoing for clinical trials by other companies. Enrollment is particularly challenging for clinical trials that involve patients with Alzheimer’s disease. In both our MEM 1003 Phase 2a AD clinical trial and our earlier Phase 1b safety and tolerability study of MEM 1003, we experienced slower than anticipated enrollment and, as a result, we had to extend the time schedule for these trials and take steps to improve enrollment, all of which resulted in increased costs.

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

We may not be able to succeed in our business model of seeking to enter into collaborations at early stages of development. We currently do not have a collaboration partner for MEM 1003, one of our most clinically advanced drug candidates, or for our PDE4 inhibitor program, to which we recently reacquired all of the development and commercialization rights from Roche.

Our current strategy for developing, manufacturing and commercializing our drug candidates includes securing collaborations with pharmaceutical and biotechnology companies relatively early in the drug development process and for these collaborators to undertake some or all of the clinical development and commercialization of our drug candidates. Although we have entered into several collaborations in the past, each for a program which was, at that time, still in the preclinical stage of development, it may be difficult for us to find third parties that are willing to enter into collaborations for our other development programs. In addition, collaborations are complex and require a significant amount of resources and time to negotiate and maintain and we may not be successful in maintaining or extending our collaborations. If we are not able to enter into additional collaborations, we could be required to undertake and fund further development, clinical trials, manufacturing and marketing activities for these programs, at our own expense. If we do enter into other collaborations or arrangements for our other programs, we may not accurately assess the commercial potential or target market for a program and may relinquish valuable rights to that program.

With the exception of the MEM 1003 Phase 2a bipolar disorder clinical trial, we have funded our MEM 1003 program on our own, while continuing to explore the potential for a collaboration for this drug candidate. We are currently reviewing the results of our MEM 1003 Phase 2a AD clinical trial and evaluating the potential for future development of this drug candidate. Any further development of MEM 1003 would require significant additional funding or our securing a collaboration partner for this program. In addition, in June 2007, we reacquired all of the development and commercialization rights to our PDE4 inhibitor program from Roche. While we are currently evaluating alternatives for the further development of this program, we are also planning to advance MEM 1414 into a Phase 2a clinical trial by the end of 2008, either on our own or with a collaboration partner. We cannot assure you that we will be successful in entering into a collaboration for MEM 1003 or our PDE4 inhibitor program on favorable terms, if at all or that the capital needed to pursue the PDE4 inhibitor and MEM 1003 programs will be available on favorable terms, or at all.

We are dependent upon our collaboration partners to conduct clinical trials and to manufacture, market and sell our products.

Based on our strategy of securing collaborations with pharmaceutical and biotechnology companies that would undertake later-stage clinical development and commercialization of our products, we have entered into three collaborations to date, two with Roche and one with Amgen. However, following certain decisions by Roche not to pursue further clinical development of MEM 1414 and MEM 1917, in June 2007, we reacquired all development and commercialization rights to our PDE4 inhibitor program from Roche and terminated all licenses and options previously granted to Roche under the original PDE4 inhibitor collaboration agreement.

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

Under our collaboration agreements, our collaboration partners’ termination rights include the ability to terminate the collaboration with us at any time, with or without cause, on relatively short notice. Future collaboration partners, if any, are also likely to have the right to terminate the collaboration on relatively short notice. Under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, Roche has the right to obtain an exclusive license to MEM 3454 following the delivery to Roche of certain information in connection with the MEM 3454 Phase 2a AD clinical trial, which we expect to deliver during the first half of 2008. To maintain its rights to MEM 3454, Roche would then have to make an additional payment to us following the completion of the MEM 3454 Phase 2a CIAS clinical trial. We cannot assure you that Roche will exercise its option to obtain an exclusive license to MEM 3454 or that, if it acquires a license to MEM 3454, it will pay any additional amount to maintain it. If Roche does not exercise its option to license MEM 3454, or if after acquiring the license Roche chooses not to maintain it or terminates development of MEM 3454 before it is commercialized, we would not receive further milestone payments or be eligible for royalties with respect to MEM 3454. Our 2005 Amgen PDE10 Inhibitor Agreement provides that upon the occurrence of certain events, including a change of control (which, under certain circumstances, could be triggered by a sale of 20% of our shares to certain pharmaceutical or biotechnology entities), certain rights and obligations under that agreement terminate (subject to reinstatement in certain cases), including our right to participate in the collaboration and Amgen’s obligations to fund our research and development and to use commercially reasonable efforts to develop and commercialize PDE10 inhibitors. If Roche, Amgen or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our drug candidates being developed under those collaborations would be significantly delayed or halted and our ability to realize milestone payments and royalty revenue would be adversely affected.

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

On March 16, 2007, we entered into a $10.0 million loan and security agreement with Hercules, a third party lender, which we refer to as the Original Hercules Loan Agreement. On June 18, 2007, the agreement was amended to increase the amount available to us under the loan agreement to $15.0 million (the “Hercules Amendment,” together with the Original Hercules Loan Agreement, the “Hercules Loan Agreement”). As of December 31, 2007, we have borrowed the full amount available under the Hercules Loan Agreement. Loans under the Hercules Loan Agreement are secured by substantially all of our assets, other than our intellectual property rights. The Hercules Loan Agreement contains covenants that, among other things, restrict our ability to:

•	incur indebtedness;

•	pay cash dividends on our capital stock;

•	repurchase or redeem our capital stock;

•	make certain types of investments;

•	create liens;

•	use assets as security in other transactions;

•	sell certain assets; and

•	enter into certain transactions with our employees, officers or directors.

These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we will need to raise additional equity or other financing to finance our future requirements. However, due to the restrictive nature of these covenants, we may not be able to obtain additional financing on acceptable terms, or at all. In addition, any failure to comply with these restrictions or our other covenants contained in the Hercules Loan Agreement or the occurrence of an event or the existence of a circumstance that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the Hercules Loan Agreement, may result in an event of default. Such default may allow Hercules to accelerate the maturity of our obligations. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. If we were not able to repay all amounts that we have borrowed, Hercules could, among other remedies, foreclose on our pledged assets. Based in part on our financial condition and on the material adverse effect event of default provision in the Hercules Loan Agreement, our independent registered public accounting firm indicated in their report on our audited financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

We face intense competition in the development and commercialization of our drug candidates.

The development and commercialization of new drugs is highly competitive. There are a number of companies that focus on the CNS disease markets and the targets that we are addressing. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Additionally, various large pharmaceutical and biotechnology companies, universities and public agencies are developing and using technologies to address the treatment of cognitive disorders. Many of our competitors possess greater financial, managerial, scientific and technical resources than we do and have significantly more experience in preclinical testing, human clinical trials, product manufacturing, the regulatory approval process and marketing and distribution than we do, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our drug candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drugs and technologies and methods of preventing the incidence of disease, such as vaccines, are constantly occurring in the pharmaceutical industry. These developments could render our drug candidates obsolete or noncompetitive. We are aware that there are a number of drugs under development by both large pharmaceutical companies and small biotechnology companies for additional treatments of Alzheimer’s disease and CIAS.

We depend on our key scientific and other key personnel and have experienced turnover in our key senior management. If we are not able to retain our key scientific and other key personnel or recruit additional scientific and technical personnel, our business will suffer.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. Our employment agreements with our executive officers are terminable by us or the executive without notice. The loss of the services of one or more of our key employees or the inability to attract and retain qualified personnel could have an adverse impact on our business and prospects. We do not carry key man life insurance on any of our key personnel.

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

As of March 14, 2008, our executive officers, directors and their affiliates beneficially owned shares representing approximately 36% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of us, even if such a change of control would benefit our other stockholders.

We are currently not in compliance with Nasdaq rules regarding minimum bid price and are at risk of being delisted from the Nasdaq Global Market, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

Our common stock currently trades on the Nasdaq Global Market. In order to maintain listing on the Nasdaq Global Market, we must continue to meet certain financial and corporate governance qualifications. On December 5, 2007, we received written notification from Nasdaq that, for the previous 30 days, we had failed to meet the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as required by Marketplace Rule 4450(a)(5).

If by June 2, 2008 we are unable to regain compliance by maintaining a minimum closing bid price of $1.00 for ten consecutive trading days, Nasdaq will provide us with written notification that our common stock is subject to delisting. We have the right to appeal a decision to delist our common stock, but that appeal will probably have to be based on a plan that will present substantial assurance that our common stock will trade at prices above $1.00. A plan of that type might involve a reverse stock split. Alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements, other than the minimum bid price requirement, for initial inclusion in this market. If we make such an election and our transfer application is approved, we will be eligible to regain compliance with the minimum closing bid price requirement until 180 days after the end of the first 180 day period. If, at the conclusion of either or both of the 180-day periods, we have not achieved compliance, we may appeal Nasdaq’s determination to delist our securities.

We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application. If our common stock is delisted from the Nasdaq Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further.

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the Nasdaq Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.

If we do not maintain effectiveness of our registration statements covering the resale of certain shares of our common stock, we may be required to pay certain liquidated damages, which could be material in amount.

Under the terms of our 2006 and 2007 private placements and our debt financing with Hercules, we may be required to pay certain liquidated damages to the purchasers in the private placements and to Hercules in the event that the applicable resale registration statements do not remain in effect through specified dates. The only exception is our right, without incurring liquidated damages, to suspend the use of these registration statements for up to 90 days (which may be non-consecutive) in any 12-month period. Subject to this exception, for each 30-day period or portion thereof when the registration statement is not effective, we are obligated to pay cash penalties to each holder of registrable securities in an amount in cash equal to 1.0% of that holder’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that holder. If we were required to pay cash penalties to the participants in our 2006 and 2007 private placements, the amount of the penalties could be material. If we are unable to maintain the effectiveness of these registration statements through the specified time periods, the amounts we would be required to pay could materially adversely affect our financial condition.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in April 2004 and in our 2007 private placement to date, and all of the shares and the shares underlying warrants sold in our 2005 and 2006 private placements and in connection with the SMRI Development Agreement and our Hercules debt financing, are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act.

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

We currently lease approximately 66,200 square feet of laboratory and office space in Montvale, New Jersey. Our lease will expire in 2014 if not renewed. We occupy approximately 38,900 square feet of this space and sublease the remainder to a third party. An additional 11,500 square feet are available to us for future expansion.

Item 3.	Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market under the symbol MEMY since our initial public offering on April 5, 2004. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low

Year Ended December 31, 2007:
Fourth Quarter	$1.85	$0.48
Third Quarter	2.58	1.70
Second Quarter	3.22	1.53
First Quarter	4.94	1.52
Year Ended December 31, 2006:
Fourth Quarter	$2.97	$0.89
Third Quarter	1.38	0.80
Second Quarter	2.81	1.01
First Quarter	2.87	2.11

On March 14, 2008, the closing bid price for our common stock was $0.57 per share. As of March 14, 2008, we had approximately 214 holders of record of our common stock.

On December 5, 2007, we received written notification from Nasdaq that, for the previous 30 days, we had failed to meet the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as required by Marketplace Rule 4450(a)(5).

We have through June 2, 2008 (180 days after the date of the Nasdaq notification) to regain compliance by maintaining a minimum closing bid price of $1.00 for ten consecutive trading days. If we are unable to regain compliance, Nasdaq will provide us with written notification that our common stock is subject to delisting. We may also elect to apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements, other than the minimum bid price requirement, for initial inclusion in this market. If we make such an election and our transfer application is approved, we will be eligible to regain compliance with the minimum closing bid price requirement until 180 days after the end of the first 180 day period. If, at the conclusion of either or both of the 180-day periods, we have not achieved compliance, we may appeal Nasdaq’s determination to delist our securities.

We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Purchases of Equity Securities by Our Company and Affiliates

Not applicable.

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related notes thereto included in this Annual Report on Form 10-K.

Since our incorporation in March 1997, we have devoted substantially all of our resources to the discovery and development of innovative drug candidates for the treatment of a broad range of CNS conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders such as schizophrenia.

Our drug development pipeline currently includes five programs, an L-type calcium channel modulator, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors and 5-HT6 antagonists. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with Roche for the development of nicotinic alpha-7 agonists and a collaboration with Amgen for the development of PDE10 inhibitors. We are currently funding three programs on our own.

•	L-Type Calcium Channel Modulator

MEM 1003 is a neuronal L-type calcium channel modulator that we are developing for the treatment of Alzheimer’s disease. In October 2007, we reported top-line results from a Phase 2a study that evaluated the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. The trial failed to meet its primary endpoint, which was the twelve-week mean change in the ADAS-cog score in the overall population. We are currently reviewing these results and evaluating the potential for further development of this drug candidate. Any further development of MEM 1003 would require significant additional funding or our securing a collaboration partner for this program.

In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania and that MEM 1003 did not prove effective in that trial. We have completed a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder. We conducted the MEM 1003 Phase 2a bipolar disorder clinical trial with funding support from SMRI in the aggregate amount of $3.2 million. Under the agreement with SMRI, we received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments.

We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer for the treatment of human peripheral and CNS-related disorders. As of December 31, 2007, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.

•	Nicotinic Alpha-7 Agonist Program

MEM 3454, a partial agonist of the nicotinic alpha-7 receptor, is the lead candidate from our nicotinic alpha-7 agonist program and is being developed for the treatment of Alzheimer’s disease and CIAS. In November 2007, we announced positive top-line data from a Phase 2a trial that evaluated the safety and efficacy of MEM 3454 in patients with mild to moderate Alzheimer’s disease. MEM 3454 demonstrated a statistically significant effect on cognition at the 5 milligrams and 15 milligrams doses on both the primary and key secondary endpoints for that trial.

In December 2007, we commenced a Phase 2a clinical trial of MEM 3454 in CIAS. The MEM 3454 Phase 2a CIAS clinical trial is being funded in part through our stock purchase agreement with SMRI and The

Sylvan C. Herman Foundation, pursuant to which we have agreed to sell up to an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007 Private Placement closed in June 2007, and upon our achievement of certain predefined milestones related to the MEM 3454 Phase 2a CIAS clinical trial and provided we have no current intention of terminating that trial, we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation the remaining $4.0 million of common stock in two tranches of $2.0 million each, at a 17% premium to the market price at the time the respective milestones are achieved.

In February 2008, we announced plans to conduct a study of MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as MEM 3454, in schizophrenia. The biomarker study will be funded by Roche under the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement.

R4996/MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We commenced a Phase 1 program for R4996/MEM 63908 in August 2007 under a CTA that we filed with Health Canada. The program began with a single ascending dose study in August 2007 and is on-going. Phase 1 studies investigating the effect of food on pharmacokinetic properties and the effect of age and gender on pharmacokinetic properties and tolerability, and a MAD study are either planned or underway.

Our nicotinic alpha-7 receptor program is being conducted pursuant to a collaboration with Roche, which we entered into in August 2003 and subsequently amended and restated in February 2006. Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We have collaborated with Roche in conducting certain early stage research and development activities with respect to compounds being developed under this agreement and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the agreement.

Roche has the option to obtain a license to MEM 3454 following completion of our first Phase 2a clinical trial for this candidate, which we completed in November 2007, and certain other predefined events. In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for the MEM 3454 Phase 2a CIAS clinical trial. If Roche exercises its option to license MEM 3454, it is obligated to make a milestone payment to us at that time, and in order to maintain its license to MEM 3454, it will also be obligated to make a second milestone payment upon completion of the MEM 3454 Phase 2a CIAS clinical trial.

Through December 31, 2007, Roche has paid us a total of $36.3 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.3 million, milestone payments of $6.0 million and an equity investment of $10.0 million.

•	PDE4 Inhibitor Program

In July 2002, we entered into a collaboration with Roche for the development of PDE4 inhibitors. During the course of this collaboration, we named two drug candidates, MEM 1414, which has completed Phase 1 clinical trials, and MEM 1917. In June 2007, we restructured the 2002 Roche PDE4 Inhibitor Agreement to reacquire from Roche all rights to the PDE4 inhibitor program. We are currently evaluating alternatives for the further development of our PDE4 inhibitor program, which could include taking the program forward, in whole or in part, on our own or with a new collaboration partner. We plan to progress MEM 1414 into a Phase 2a trial by the end of 2008. Through June 2007, when we entered into the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 inhibitor program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million. Under certain circumstances, we are obligated to make milestone payments to Roche in the future.

•	PDE10 Inhibitor Program

In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders, pursuant to which we conducted a two-year collaborative preclinical research program relating to PDE10 inhibitors in accordance with a predefined research work plan. Under the terms of the 2005 Amgen PDE10 Inhibitor Agreement, Amgen is obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $14.2 million through December 31, 2007, comprised of a $5.0 million upfront fee, $7.2 million in research and development funding and a $2.0 million milestone payment. In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.

•	5-HT6 Antagonist Program

We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS in October 2003. We are evaluating several lead compounds from this portfolio as potential development candidates and plan to advance this program into clinical trials by the end of 2008. Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. We are required to make payments to NPS upon our achievement of specified development and regulatory milestones.

Since our inception, we have incurred substantial losses, and as of December 31, 2007, we had an accumulated deficit of $216.6 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in CIAS, which began in December 2007.

We believe that our existing cash and cash equivalents, and marketable securities, together with payments expected to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules and capital equipment requirements into the first half of 2009.

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

In March 2007, we entered into a $10.0 million term loan agreement with Hercules, which was amended in June 2007 to increase the maximum loan amount to $15.0 million. As of December 31, 2007, we have borrowed the full amount under the Hercules Loan Agreement. We are required to make interest-only payments on a monthly basis until May 2008 and any amounts outstanding at that time are required to be repaid in 30 equal monthly installments of principal and interest beginning in June 2008. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.

REVENUE

To date, our revenue has been derived from our collaborations with Roche and Amgen and our agreements with SMRI. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from Roche, Amgen, or from other collaborations that we enter into. We recognize revenue from our research collaborations, including upfront license fees, milestone payments and research and development funding, over the term of our substantive contractual obligations or when milestones are achieved, in accordance with the terms of the specific agreements and when collection is reasonably assured. While our revenue has remained comparable to prior periods, it may vary substantially from year-to-year and quarter-to-quarter because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, and potentially, from entering into new collaborations. Our existing collaborative arrangements do not contain provisions that require us to return any amounts to our partners or that could result in contingency payments by us to our partners.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche, Amgen and SMRI. Any additional revenue that we may receive in the future from Roche, Amgen and from other collaborations we enter into may consist of upfront license fees, milestone payments, research and development funding and royalty payments.

Revenue for the year ended December 31, 2007 was $11.5 million, representing the currently recognizable portion of upfront license fees, milestone payments, and research and development funding from our collaboration agreements with Roche, Amgen and SMRI. This represented a 24% increase from revenue of $9.3 million for the year ended December 31, 2006. This increase was primarily attributable to recognizing $2.2 million in milestone payments received from SMRI in the third quarter of 2007, as a result of the satisfaction of all of our obligations and all of SMRI’s predefined milestone payment obligations in connection with the Phase 2a bipolar disorder clinical trial of MEM 1003.

In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors, pursuant to which we conducted a two-year collaborative preclinical research program in accordance with a predefined research work plan. Amgen has paid us a total of $14.2 million through December 31, 2007, comprised of a $5.0 million upfront fee, $7.2 million in research and development funding and a $2.0 million milestone payment. We recognized revenue under the 2005 Amgen PDE10 Inhibitor Agreement over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. Accordingly, during the years ended December 31, 2007 and 2006, we recognized revenue of $6.6 million and $6.4 million, respectively, under the 2005 Amgen PDE10 Inhibitor Agreement. Any additional revenue that we may receive from Amgen would consist only of milestone payments and royalty payments.

Research and development expense

Research and development expense increased by $4.6 million, or 14%, to $38.4 million for the year ended December 31, 2007 from $33.8 million for the year ended December 31, 2006. The increase included $5.9 million in increased costs associated with the clinical development of MEM 3454, an increase of $0.8 million in general clinical costs, increased personnel and personnel-related costs of $0.6 million, and an increase of $0.2 million in administrative costs. These cost increases were offset by a $2.5 million decrease in costs associated with the clinical development of MEM 1003 and $0.4 million reduction in laboratory supply costs.

Research and development costs are charged to operations as incurred and include an allocation of indirect costs of $6.3 million for the year ended December 31, 2007 and $6.1 million for the year ended December 31, 2006. Indirect costs represent facility and information technology related costs.

General and administrative expense

General and administrative expense increased by $0.9 million, or 11%, to $9.3 million for the year ended December 31, 2007 from $8.4 million for the year ended December 31, 2006. The increase included increased personnel and personnel-related costs of $0.8 million, and increased administrative costs of $0.1 million.

Other income/(loss)

In connection with our 2005 Private Placement, we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants were originally recorded as a liability and valued at fair value as of the date of issuance. An unrealized loss of $0.2 million on the change in the fair value of the warrants was recognized for the year ended December 31, 2006.

As of January 1, 2007, the fair value of the warrants was reclassified to stockholders’ equity in accordance with FASB Staff Position Emerging Issues Task Force (EITF) Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2). As a result of the reclassification, we are no longer required to recognize the gain or loss associated with the change in fair value of the warrants. Refer to Note 10, “2005 Private Placement.”

Interest income and interest expense

Interest income increased by $0.5 million, or 26%, to $2.4 million for the year ended December 31, 2007, from $1.9 million for the year ended December 31, 2006. Interest expense increased by $1.4 million, or 700%, to $1.6 million for the year ended December 31, 2007, from $0.2 million for the year ended December 31, 2006. The increase in interest income was attributable to higher investment balances and higher interest rates during 2007. The increase in interest expense was related to costs associated with the Hercules Loan Agreement, which was entered into in March 2007.

Income taxes

For the year ended December 31, 2007, we recognized a tax expense of $3,000 in state income taxes, compared to a tax benefit of $0.4 million for the year ended December 31, 2006. The 2006 tax benefit of $0.4 million represented proceeds received from the sale of $2.5 million of state net operating loss carryforwards and the sale of $0.2 million in New Jersey research and development credits through the New Jersey Technology Business Tax Certificate Transfer Program (the “NJ Tax Certificate Transfer Program”), offset by $13,000 in state taxes and other adjustments. We did not qualify to participate in the NJ Tax Certificate Transfer Program in 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and through debt financing. From inception through December 31, 2007, we have raised net proceeds of $190.8 million from the sale of equity securities. In addition, as of December 31, 2007, we have received $37.2 million in upfront and milestone payments, $29.7 million in research and development funding, $10.4 million from equipment financings, $1.8 million from the reimbursement of external research costs, $8.9 million in interest income and $15.0 million in debt financing.

At December 31, 2007, cash, cash equivalents and marketable securities were $38.2 million as compared to $51.3 million at December 31, 2006. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, whose underlying investments are asset-backed securities, certificate of deposits, commercial paper, corporate notes, funding agreements, master notes, municipal bonds, repurchase agreements and time deposits, with a dollar-weighted average maturity less than sixty days. To date, inflation has not had a material effect on our business.

We expect to incur losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents, and marketable securities, together with payments expected to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules, and capital equipment requirements into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all.

In March 2007, we entered into the Original Hercules Loan Agreement, a $10.0 million term loan agreement. Pursuant to the Original Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”).

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45% and the interest rate for the Third Advance is 10.95%. The Hercules Loan Agreement allows for interest-only payments on a monthly basis through May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments of principal and interest beginning on the first business day of June 2008. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate payment of the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement.

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

At the date of the initial advance, the fair value of the First Warrant was $0.9 million and at the date of the second advance, the fair value of the Second Warrant was $0.6 million. These amounts were credited to additional paid-in capital and reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method.

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

Under the terms of the Second Warrant, we agreed to file, within 90 days of the date of the Hercules Amendment, a registration statement with the SEC to register for resale the shares of common stock underlying Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Second Warrant.

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

Net cash used in operating activities was $34.0 million for the year ended December 31, 2007. This primarily reflects the net loss of $35.3 million, a decrease in accrued expenses of $2.2 million, a decrease in deferred revenue of $2.7 million, and an increase in accounts payable of $0.8 million, offset by a non-cash charge for depreciation expense of $2.0 million, a non-cash charge for amortization of deferred financing costs and discount on loans of $0.6 million, and a non-cash stock-based compensation charge of $2.8 million. Net cash provided by investing activities for the year ended December 31, 2007 was $8,000, which represents a decrease in our net investment in marketable securities of $0.4 million, offset by funds used for capital expenditures of $0.4 million. Net cash provided by financing activities during the year ended December 31, 2007 was $21.3 million which consisted of $15.0 million of proceeds received from Hercules under the Hercules Loan Agreement and $7.3 million from stock issuance, offset by $0.7 million used in the repayment of equipment notes and $0.3 million of deferred financing costs.

In connection with our in-license agreement with Bayer for MEM 1003, we are required to make additional payments of up to $18.0 million to Bayer upon our achievement of specified milestones and to pay royalties to Bayer upon sales of any products incorporating MEM 1003.

We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in CIAS. Other than the remaining tranches of the 2007 Private Placement, we currently have no other committed sources of capital. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from the past. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Our future cash requirements will depend on many factors, including:

•	the number of compounds and drug candidates that we advance into or through the development process;

•	the funding we receive from our collaborations;

•	the scope and results of our and our collaborators’ clinical trials;

•	potential in-licensing or acquisition of other compounds or technologies;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the availability of third parties, and the cost, to manufacture our drug candidates for preclinical and clinical trial supply;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	the cost of commercialization activities, including product marketing, sales and distribution.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, research and development, the fair value of our equity securities, the valuation of the Hercules put option, and the likelihood that an event or circumstance that constitutes a material adverse effect under the terms of the Hercules Loan Agreement will occur. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We recognize revenue from our research collaborations in accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF No. 00-21), which is applicable and effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We also adopt guidance provided by SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and other such pronouncements as applicable.

Revenue arrangements with multiple deliverables are reviewed in order to determine whether the multiple elements can be divided into separate units of accounting. If separable, the consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Otherwise, the applicable revenue recognition criteria are applied to combined elements as a single unit of accounting.

Revenues under such collaborations include the receipt of non-refundable license fees, milestone payments and research and development funding. Revenues from research collaboration agreements considered as separate units are recognized as and when the contracted services are performed or when milestones are achieved, in accordance with the terms of the specific agreements and when collection is reasonably assured.

Combined elements including upfront payments for the use of technology, where further services are to be provided or fees received on the signing of research agreements, are recognized over the period of performance of the related activities. Amounts received in advance of recognition of revenue are reported as unearned, or deferred, revenues, as are amounts which are refundable if underlying conditions are not met.

Upfront license fees, milestone payments and research and development funding received under our collaboration agreements is deferred and recognized over the term of our substantive contractual obligations. We have determined that each of our collaboration agreements with multiple deliverables will be accounted for under a “single unit contract model” that is based on the terms of the collaborations and deliverables.

In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 20003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed thereunder. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore, no related compensation expense was recorded for awards granted to employees and members of our Board of Directors with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2007 includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We apply the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the year ended December 31, 2007, we issued stock options to purchase 130,000 shares of common stock to non-employees.

For the year ended December 31, 2007, we recognized compensation expense for stock-based compensation plans of $2.8 million of which $1.2 million was a component of general and administrative expenses and $1.6 million was a component of research and development expenses.

We continue to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant.

Valuation of Hercules Put Option

The Hercules Loan Agreement includes a provision whereby Hercules may require that all amounts outstanding under the Hercules Loan be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. Valuation of this derivative is based on an Option Price Model adjusted for the estimated probability of a change in control of the Company. The Option Price Model uses estimates and assumptions based on historical and projected data. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which we currently assess as low. Changes to future estimates of the likelihood of a change in control may have a material impact on the valuation of the derivative. Any change in the value of the derivative over the life of the loan is being recognized as other income or expense.

Classification of Hercules Debt

The Hercules Loan Agreement includes as one of the events of default a material adverse effect clause whereby Hercules may accelerate payments of amounts outstanding thereunder if an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise) or prospects or on our ability to perform our obligations under the agreement, and such event or circumstance is not cured. As of December 31, 2007, there was $15.0 million of principal outstanding under the Hercules Loan Agreement. We have classified the debt from Hercules based on the scheduled maturities based on our assessment that it is not likely that the material adverse effect clause will be invoked in 2008. If, in the future, we estimate that it is likely that the material adverse effect clause will be invoked, all amounts outstanding under our Hercules Loan Agreement at that time would be classified as current.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008. We do not expect it to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We have not yet determined the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Memory Pharmaceuticals Corp.:

We have audited the accompanying balance sheets of Memory Pharmaceuticals Corp. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memory Pharmaceuticals Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has limited funds, and has debt outstanding under an agreement which includes various provisions including a material adverse effect clause that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006 and the provisions of FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, effective January 1, 2007.

/s/  KPMG LLP

Short Hills, New Jersey
March 27, 2008

MEMORY PHARMACEUTICALS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$38,167	$50,849
Marketable securities	34	474
Prepaid and other current assets	1,417	1,397

Total current assets	39,618	52,720
Property and equipment, net	5,868	7,413
Restricted cash	505	509
Deferred financing costs, net	519	—

Total assets	$46,510	$60,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,670	$741
Accrued research and development costs	1,303	3,426
Accrued expenses — other	2,551	2,753
Current portion of equipment notes payable	279	744
Current portion of long term debt	2,986	—
Deferred revenue — current	3,232	6,801

Total current liabilities	12,021	14,465
Long term debt, less current portion	10,831	—
Other non-current liabilities	506	—
Warrant liability	—	8,724
Equipment notes payable, less current portion	66	345
Deferred revenue — long-term	14,819	13,906

Total liabilities	38,243	37,440

COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ Equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized and 72,650,481 and 67,655,132 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	72	68
Additional paid-in capital	224,819	206,372
Accumulated deficit	(216,624)	(183,227)
Accumulated other comprehensive loss	—	(11)

Total stockholders’ equity	8,267	23,202

Total liabilities and stockholders’ equity	$46,510	$60,642

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
	(In thousands, except for share and per share amounts)

Revenue	$11,519	$9,322
Operating expenses:
Research and development	38,354	33,800
General and administrative	9,324	8,444

Total operating expenses	47,678	42,244

Loss from operations	(36,159)	(32,922)
Other income/ (loss)	64	(247)
Interest:
Income	2,388	1,858
Expense	(1,575)	(184)

Interest Income (expense), Net	813	1,674

Loss before income taxes	(35,282)	(31,495)
Income tax expense (benefit)	3	(388)

Net loss	$(35,285)	$(31,107)

Basic and diluted net loss per share of common stock	$(0.49)	$(0.70)

Basic and diluted weighted average number of shares of common stock outstanding	71,874,757	44,334,129

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands, except for share amounts)

					Accumulated
			Additional		Other
	Common stock		Paid-in	Accumulated	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total

Balance at December 31, 2005	37,714,703	$38	$173,195	$(152,120)	$(23)	$(139)	$20,951
Issuance of compensatory stock options, net of forfeitures			2,606				2,606
Deferred compensation expense			(139)			139
Issuance of shares of common stock under the employee stock purchase plan	93,082		121				121
Issuance of shares of common stock upon option exercises	115,921	1	86				87
Issuance of shares of common stock in the 2006 Private Placement, net of offering costs	28,232,202	28	26,122				26,150
Warrants issued in the 2006 Private Placement			4,382				4,382
Exercise of warrants issued in the 2006 Private Placement	1,499,224	1	(1)
Comprehensive loss:
Unrealized gain on marketable securities					12		12
Net Loss				(31,107)			(31,107)

Total comprehensive loss							(31,095)

Balance at December 31, 2006	67,655,132	$68	$206,372	$(183,227)	$(11)	$(0)	$23,202

Issuance of compensatory stock options, net of forfeitures			2,786				2,786
Issuance of shares of common stock under the employee stock purchase plan	100,792		126				126
Issuance of shares of common stock upon option exercise	260,629		221				221
Cashless exercise of warrants issued in the 2005 Private Placement	36,115
Issuance of shares of common stock upon the exercise of warrants issued in the 2006 Private Placement, net of offering costs	3,903,369	4	4,946				4,950
Issuance of shares of common stock in the 2007 Private Placement, net of offering cost	694,444		1,962				1,962
Reclassification of warrant liability (note 2)			6,836	1,888			8,724
Warrants to purchase common stock issued to Hercules			1,570				1,570
Comprehensive loss Realized gain on marketable securities					11		11
Net Loss				(35,285)			(35,285)

Total comprehensive loss							(35,274)

Balance at December 31, 2007	72,650,481	$72	$224,819	$(216,624)	$0	$0	$8,267

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006

Cash Flows Used in Operating Activities:
Net loss	$(35,285)	$(31,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,965	2,081
Stock based compensation	2,786	2,606
Unrealized loss on warrants	—	247
Amortization of deferred financing costs and discount on loans	643	—
Gain on sale of marketable securities	11	—
Gain on sale of fixed asset	33
Other	—	(4)
Changes in assets and liabilities:
Prepaid and other current assets	(20)	1,165
Other assets	4	—
Accounts payable	929	(18)
Accrued expenses	(2,403)	2,340
Deferred revenue	(2,656)	812

Net Cash Used in Operating Activities	(33,993)	(21,878)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	(992)
Sales of marketable securities	440	5,076
Additions to property and equipment	(453)	(327)

Net Cash Provided by (Used in) Investing Activities	(13)	3,757

Cash Flows Provided by Financing Activities:
Proceeds from issuance of common stock and warrants	7,329	30,740
Proceeds from issuance of loans payable and warrants	15,000	—
Loan issuance costs	(261)	—
Proceeds from equipment notes payable	—	—
Principal repayment of equipment notes payable	(744)	(1,303)

Net Cash Provided by Financing Activities	21,324	29,437

Net (decrease) increase in cash and cash equivalents	(12,682)	11,316
Cash and cash equivalents, beginning of period	50,849	39,533

Cash and cash equivalents, end of period	$38,167	$50,849

Supplemental cash flow information:
Cash paid for interest	$898	$184
Cash paid for taxes	3	13

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS

1)	ORGANIZATION, BUSINESS OVERVIEW AND LIQUIDITY

Memory Pharmaceuticals Corp. was incorporated on March 19, 1997 under the laws of the State of Delaware and commenced operations on January 1, 1998. Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” “our,” “Memory” or similar terms means Memory Pharmaceuticals Corp. We are a biopharmaceutical company focused on the discovery and development of innovative drug candidates for the treatment of a broad range of central nervous system (CNS) conditions, many of which exhibit significant impairment of memory and other cognitive functions. These conditions include neurological diseases associated with aging, such as Alzheimer’s disease, and also include certain psychiatric disorders, such as schizophrenia.

We face certain risks and uncertainties which are present in many emerging biopharmaceutical companies. We have not completed development of any drugs, and we do not expect that any drugs resulting from our research and development efforts will be commercially available for a significant number of years, if at all. We will continue to seek collaboration partners to fund a substantial portion of our research operations over the next several years. In addition, we face risks and uncertainties regarding future profitability, ability to obtain future capital, the conduct of our preclinical and clinical trials, the achievement of our development goals, obtaining regulatory approvals to conduct clinical trials and to commercialize our drug candidates, our ability to enter into, maintain and achieve milestones under collaborations, our dependence on collaborations and our license relationships, protection of patents and property rights, competition, rapid technological changes, government regulations including the need for product approvals, changes in the health care marketplace, recruiting and retaining key personnel and the performance of preclinical and clinical investigators, contract research organizations and consultants.

We have incurred recurring losses from operations, have limited funds, and had an accumulated deficit of $216.6 million at December 31, 2007. We intend to continue research toward the development of commercial products in order to generate future revenue from our programs and from our current and future collaboration agreements.

We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock in connection with our initial public offering in April 2004, and in connection with our 2005, 2006 and 2007 Private Placements. Refer to Note 8, “2007 Private Placement,” Note 9, “2006 Private Placement,” and Note 10, “2005 Private Placement.”

We have entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we have borrowed $15.0 million, secured by our assets other than our intellectual property (the “Hercules Loan Agreement”). If we default in any material respect in the performance of any covenant contained in the Hercules Loan Agreement or an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the Hercules Loan Agreement, and such default or event or circumstance is not cured, Hercules may be able to accelerate the maturity of our obligations. While we believe that such a default is not likely, if Hercules accelerated the maturity of our obligations under the Hercules Loan Agreement, absent additional funding, we cannot assure you that we would have the funds available to repay all amounts that we have borrowed. If we were not able to repay all amounts that we have borrowed, Hercules could, among other remedies, foreclose on our pledged assets. Refer to Note 5, “Long Term Debt.”

We believe that our existing cash and cash equivalents, marketable securities, together with payments expected to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules, and capital equipment requirements into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

We plan to raise additional equity or other financing and to seek funding from collaboration partners to finance our future cash requirements. We may not be able to obtain additional funding on acceptable terms or at all. If we are unsuccessful in our efforts to raise additional funds, we would be required to reduce or curtail our operations and costs.

On December 5, 2007, we received written notification from Nasdaq that, for the previous 30 days, we had failed to meet the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as required by Marketplace Rule 4450(a)(5). We have through June 2, 2008 (180 days after the date of the Nasdaq notification) to regain compliance by maintaining a minimum closing bid price of $1.00 for ten consecutive trading days. If we are unable to regain compliance, Nasdaq will provide us with written notification that our common stock is subject to delisting. We may also elect to apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements, other than the minimum bid price requirement, for initial inclusion in this market. If we make such an election and our transfer application is approved, we will be eligible to regain compliance with the minimum closing bid price requirement until 180 days after the end of the first 180 day period. If, at the conclusion of either or both of the 180-day periods, we have not achieved compliance, we may appeal Nasdaq’s determination to delist our securities. We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of our equity securities, the carrying amount of property, plant and equipment, valuation allowances for deferred income tax assets, obligations related to employee benefits, the estimated development period of compounds under our collaborations for revenue recognition purposes, estimated liabilities for services provided in connection with our clinical programs, the valuation of the Hercules put option, and the likelihood that an event or circumstance that constitutes a material adverse effect under the terms of our Hercules Loan Agreement will occur. Actual results could differ from those estimated.

Revenue Recognition

We recognize revenue from our research collaborations in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF No. 00-21), which is applicable and effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We also adopt guidance provided by SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and other such pronouncements as applicable.

Revenue arrangements with multiple deliverables are reviewed in order to determine whether the multiple elements can be divided into separate units of accounting. If separable, the consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Otherwise, the applicable revenue recognition criteria are applied to combined elements as a single unit of accounting.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenues under such collaborations include the receipt of non-refundable license fees, milestone payments and research and development funding. Revenues from research collaboration agreements considered as separate units are recognized as and when the contracted services are performed or when milestones are achieved, in accordance with the terms of the specific agreements and when collection is reasonably assured.

Combined elements including upfront payments for the use of technology, where further services are to be provided or fees received on the signing of research agreements, are recognized over the period of performance of the related activities. Amounts received in advance of recognition of revenue and amounts which are refundable if underlying conditions are not met are reported as deferred revenues.

Upfront license fees, milestone payments and research and development funding received under our collaboration agreements are deferred and recognized over the term of our substantive contractual obligations. We have determined that each of the agreements below with multiple deliverables will be accounted for under a “single unit contract model” that is based on the terms of the collaborations and deliverables.

Hoffmann-La Roche (PDE4 Inhibitor Program)

In July 2002, we entered into a collaboration agreement with F. Hoffman-La Roche Ltd./Hoffman-La Roche, Inc., or Roche, for the development of PDE4 inhibitors (the “2002 Roche PDE4 Inhibitor Agreement”). In June 2007, in conjunction with an amendment to our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement (as defined below), we amended and restated the 2002 Roche PDE4 Inhibitor Agreement to reacquire all development and commercialization rights to our PDE4 inhibitor program (the “Amended and Restated 2002 Roche PDE4 Inhibitor Agreement”). Under the terms of the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, we are obligated to make milestone payments to Roche if we achieve specified development, regulatory and commercialization milestones for any PDE4 inhibitors covered under the 2002 Roche PDE4 Inhibitor Agreement. We are also obligated to pay royalties to Roche for such PDE4 inhibitors based on a specified percentage of net sales of products, which increases at increasing net sales levels. Through the date we entered into the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 inhibitor program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million.

Under the terms of our 2002 Roche PDE4 Inhibitor Agreement, because we had licensed to Roche certain intellectual property and we had continuing performance obligations, we recognized the non-refundable upfront license fees and milestone payments received thereunder as revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under that collaboration. Solely for purposes of revenue recognition under our 2002 Roche PDE4 Inhibitor Agreement, we estimated the relevant period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Effective upon the execution of those agreements in June 2007, we began recognizing the remaining $6.3 million of deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013. Accordingly, during the years ended December 31, 2007 and 2006, we recognized revenue of $0.9 million and $1.8 million, respectively, under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)

In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. The 2003 Roche Nicotinic Alpha-7 Agonist Agreement was amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to MEM 3454 upon the completion of the first Phase 2a clinical trial of MEM 3454 and other predefined events.

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

Through December 31, 2007, Roche has paid us a total of $36.3 million in connection with this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.3 million, milestone payments of $6.0 million and an equity investment of $10.0 million. In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2013. Accordingly, during the years ended December 31, 2007 and 2006, we recognized revenue of $1.8 million and $1.1 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.

Amgen Inc (PDE10 Inhibitor Program)

In October 2005, we entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors (the “2005 Amgen PDE10 Inhibitor Agreement”). Under the terms of the agreement, we granted to Amgen a worldwide, exclusive, sublicensable license to our PDE10 inhibitor intellectual property and to any PDE10 intellectual property jointly developed by us and Amgen, for the prevention and treatment of diseases, in all indications, for all uses. We have received a $5.0 million upfront fee, a $2.0 million milestone payment and $7.1 million in research and development funding from Amgen over the initial two-year term of the collaboration during which we and Amgen conducted a collaborative preclinical research program relating to PDE10 inhibitors. We recognized revenue under the 2005 Amgen PDE10 Inhibitor Agreement over the two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. Accordingly, during the years ended December 31, 2007 and 2006, we recognized revenue of $6.6 million and $6.4 million, respectively, under the 2005 Amgen PDE10 Inhibitor Agreement.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Stanley Medical Research Institute (SMRI ) (MEM 1003 in Bipolar Disorder)

In December 2005, we entered into a development agreement with SMRI, pursuant to which we conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development Agreement”). We received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments. In accordance with EITF No. 00-21, we are recognizing the milestone payments received from SMRI as a single unit of accounting. As of December 31, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue during the year ended December 31, 2007.

Concentrations of Credit Risk

Financial instruments that subject us to credit risks are cash, cash equivalents and marketable securities. We invest our cash in money market funds and highly rated commercial paper. Our cash equivalents consist primarily of money market funds and other debt investments.

All of our revenue recognized during 2007 and 2006 was pursuant to our 2005 Amgen PDE10 Inhibitor Agreement, our Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, our Amended and Restated 2002 Roche PDE4 Inhibitor Agreement and the SMRI Development Agreement. Refer to Note 2, “Summary of Significant Accounting Policies — Revenue Recognition.”

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and other debt investments that are carried at cost, which approximates fair value.

Marketable Securities

Our marketable securities are asset-backed securities, certificate of deposits, commercial paper, corporate notes, funding agreements, master notes, municipal bonds, repurchase agreements and time deposits, with a dollar-weighted average maturity less than sixty days. We classify all of our marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity/(deficit) in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value judged to be other-than-temporary on securities are included in our Statements of Operations.

Property and Equipment

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased property. Laboratory and computer equipment, and furniture and fixtures are depreciated on a straight-line basis over the estimated useful life of the respective asset, which is approximately three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the remaining term of the facility lease agreement, which is approximately seven years. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred. Refer to Note 14, “Commitments and Contingencies.”

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Research and Development

All research and development costs are charged to operations as incurred. Research and development costs include an allocation of indirect costs of $6.3 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively. Indirect costs represent facility and information technology costs. These costs are allocated to research and development based on the approximate usage of our facility and information technology by our research and development departments.

Restricted Cash

Restricted cash represents interest-bearing certificates of deposit which serve as collateral for letters of credit of $0.5 million as of December 31, 2007 and December 31, 2006, which are required as security for the performance of our obligations under the lease agreement for our Montvale, New Jersey facility.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for us on January 1, 2007. The application of FIN 48 did not have a material effect on our financial position, results from operations, or cash flows.

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

Warrant Liability

In connection with our 2005 Private Placement we issued warrants to purchase an aggregate of 5,639,232 shares of our common stock at an exercise price of $2.22 per share. In accordance with FASB Staff Position EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants were recorded as a liability and valued at fair value on the date of issuance. Subsequent changes in the fair value of the warrants were recognized in our Statements of Operations through December 31, 2006. We recorded a liability for these warrants of $8.7 million as of December 31, 2006.

As of January 1, 2007, the fair value of the warrants was reclassified to equity in accordance with FASB Staff Position EITF No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2). As a result of the reclassification, we are no longer required to recognize the gain or loss associated with the change in fair value of the warrants. Refer to Note 10, “2005 Private Placement.”

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments (SFAS No. 123R). Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations, and therefore, no related compensation expense was recorded for awards granted to employees and members of our Board of Directors with no intrinsic value. We adopted the

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

modified prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2007 and 2006 includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Prior to 2006 we applied the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan employee stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, we elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above through December 31, 2005, and have adopted only the disclosure requirements of SFAS No. 148.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and the dilutive potential common stock equivalents then outstanding.

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options and warrants. These potential common stock equivalents are summarized as follows:

	Year Ended December 31,
	2007	2006

Stock options	6,327,624	5,276,852
Warrants	6,744,769	9,904,498

Total	13,072,393	15,181,350

Comprehensive Loss

Comprehensive loss, which is presented in our Statements of Stockholders’ Equity/(Deficit), is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net loss and unrealized gains and losses on available-for-sale marketable securities.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008. We do not expect it to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We have not yet determined the effect, if any, the adoption of SFAS No. 157 may have on our financial statements.

3)	MARKETABLE SECURITIES

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our Balance Sheets at fair value:

	December 31,
	2007		2006
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed and asset-backed securities	$34	$—	$474	$—

Marketable securities due over 90 days	34	—	474	—
Commercial paper	$—	$—	21,885	11
Obligations of US government agencies	—	—	804	—

Cash and cash equivalents*	—	—	22,689	$11

Total marketable securities	$34	$—	$23,163	$11

*	Classified as cash and cash equivalents on the Balance Sheets since they mature within 90 days of our purchase date.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Depreciable	December 31,	December 31,
	Lives	2007	2006
	(In years)	(In thousands)

Laboratory equipment	7	$8,127	$7,958
Leasehold improvements	8	7,325	7,319
Computer equipment	3	2,412	2,333
Furniture and fixtures	5	1,004	970

		18,868	18,580
Less accumulated depreciation and amortization		(13,000)	(11,167)

		$5,868	$7,413

The cost of equipment subject to equipment loan financing was $10.4 million as of December 31, 2007 and December 31, 2006. Depreciation expense relating to such equipment was approximately $1.0 million and $1.2 million for the years ended December 31, 2007 and 2006.

Depreciation and amortization of property and equipment was $2.0 million and $2.1 million for the years ended December 31, 2007 and 2006.

5)	LONG TERM DEBT

In March 2007, we entered into the Original Hercules Loan Agreement, a $10.0 million term loan agreement. Pursuant to the Original Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”).

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45% and the interest rate for the Third Advance is 10.95%. The Hercules Loan Agreement allows for interest-only payments on a monthly basis through May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments of principal and interest beginning on the first business day of June 2008. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which we currently assess as low. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked in 2008 and therefore we have classified the debt based on the stated maturities.

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

At the date of the initial advance, the fair value of the First Warrant was $0.9 million and at the date of the second advance, the fair value of the Second Warrant was $0.6 million. These amounts were credited to additional paid-in capital and reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method. The fair value of the Warrants was determined using the Black-Scholes model. The following assumptions were used for the First Warrant: dividend yield of 0%, estimated volatility of 87.78%, risk free interest rate of 4.47%, and an expected life of five years. The following assumptions were used for the Second Warrant: dividend yield of 0%, estimated volatility of 89.85%, risk free interest rate of 5.07%, and an expected life of five years.

The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. The deferred interest payment due at maturity, amounting to $0.5 million, is classified as Other non-current liabilities on the balance sheet at December 31, 2007. The corresponding costs deferred are included in deferred financing costs and amortized to interest expense over the term of the loan. In connection with the Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan.

In accordance with the terms of the Second Warrant, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares of common stock underlying Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. The registration statement was declared effective on August 7, 2007. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We would be required to pay certain cash penalties if we did not meet our registration obligations under the Second Warrant. We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirement.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of long term debt is given below listing the principal balance, debt discount arising from issuance of warrants and the put option, and amortization of the debt discount for the year ended December 31, 2007. It is not practicable to estimate the fair value of the outstanding Hercules debt as of December 31, 2007. The carrying amount of the debt is represented by the principal amount outstanding reduced by the unamortized debt discount at December 31, 2007 as shown in the table below:

2007
Long Term
Debt
(In thousands)

Notes payable $11.0 million at an annual interest rate of 11.45% and $4.0 million at an annual interest rate of 10.95%	$15,000
Less, Original debt discount resulting from value of warrants for purchase of common stock, classified as stockholders’ equity	(1,570)
Less, Original values of put option	(87)

Long term debt net	13,343
Add, Amortization of debt discount to interest expense	474

Carrying value of long term debt as at December 31, 2007	13,817
Less, Current portion of long term debt	(2,986)

Long term debt at December 31, 2007	10,831

Debt Principal Repayments Due:

Year Ending
December 31
(In thousands)

2008	$3,122
2009	5,870
2010	6,008

$15,000

Equipment Financing Arrangements:

As of December 31, 2007, there was $0.3 million outstanding under our equipment financing agreements. The effective interest rate on the borrowings as of December 31, 2007 is approximately 11.5% per annum. The maturities of these equipment loans vary through 2009 and each equipment loan requires monthly payments. A summary of future principal payments for equipment notes payable at December 31, 2007 is as follows:

Year
(In thousands)

2008	$279
2009	66

Total	$345

6)	STOCK-BASED COMPENSATION

As of December 31, 2007, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and our Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which are described below. The compensation expense recognized in the Statements of Operations

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2007 and 2006 were $2.8 million and $2.6 million respectively, of which $1.2 million was a component of general and administrative expenses for each year, and $1.6 million and $1.4 million respectively, was a component of research and development expenses.

Stock Options

Our 2004 Plan was adopted in April 2004 and superseded our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Equity Plan”). The 2004 Plan permits the granting of both incentive stock options and non-qualified stock options. Stock options are exercisable over a period determined by our Board of Directors, but such period cannot be longer than ten years after the grant date. The exercise price is the closing market price of our stock on the date of grant and the options generally vest on a quarterly basis over a four year period.

The 1998 Equity Plan was adopted in March 1998. Both incentive stock options and non-qualified stock options were granted under the 1998 Equity Plan. Stock options granted under the 1998 Equity Plan are exercisable over a period of ten years from the grant date. Our Board of Directors determined the exercise price at the time of grant of such options. In general, stock options granted under the 1998 Equity Plan vested on a quarterly basis over a four year period.

We provide newly issued shares to satisfy stock option exercises under both the 1998 Equity Plan and the 2004 Plan.

Stock option transactions under our 1998 Equity Plan and 2004 Plan are summarized below:

			Weighted
		Exercise Price	Average
	Shares	per Share	Exercise Price

Outstanding at December 31, 2005	4,108,058	$0.30 - $9.82	$3.47
Granted	1,594,689	1.02 - 2.57	1.98
Exercised	(115,921)	0.54 - 0.75	0.75
Cancelled / Forfeited	(309,974)	0.54 - 9.82	4.30

Outstanding at December 31, 2006	5,276,852	$0.30 - $9.82	$3.03

Granted	1,900,325	$0.90 - $3.81	2.94
Exercised	(260,629)	$0.75 - $2.70	0.84
Cancelled / Forfeited	(588,924)	$0.30 - $9.82	2.30

Outstanding at December 31, 2007	6,327,624	$0.30 - $9.82	$3.16

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our outstanding stock options at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted average
	Number of	Remaining Years of	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual life	Exercise Price	Options	Exercise Price

$0.30 - $0.30	4,000	0.6	$0.30	4,000	$0.30
$0.54 - $0.75	418,916	4.2	$0.75	418,916	$0.75
$0.90 - $2.70	3,967,346	8.2	$2.19	1,932,390	$2.25
$2.71 - $7.00	1,429,124	8.3	$4.46	620,214	$5.51
$7.75 - $9.82	508,238	6.4	$9.06	464,969	$9.04

Outstanding at December 31, 2007	6,327,624	7.82	$3.16	3,440,489	$3.57

Vested and expected to vest at December 31, 2007	5,923,425	7.76	$3.19	n/a	n/a

The weighted-average fair value per share of stock option awards granted to employees and members of our Board of Directors during 2007 and 2006 was $2.23 and $1.43, respectively, determined using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006

Expected life	5.50 to 6.06 years	5.56 to 6.25 years
Expected volatility	87.5% to 92.1%	78.9% to 84.0%
Risk-free interest rate	3.87% to 4.94%	4.39% to 5.19%
Dividend yield	0%	0%

For awards to employees and members of our Board of Directors, the expected life of the stock options was calculated using the “simplified” method allowed by the provisions of SFAS No. 123R and interpreted by an SEC issued Staff Accounting Bulletin No. 107 (SAB 107). The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the options. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. For non-employee awards, the expected life of the stock options was based on the contractual term of the stock options.

As of December 31, 2007, we had 11,313 stock options outstanding and exercisable that were “in the money” with an aggregate intrinsic value of $1,000.

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $0.4 million. The vesting period for stock options granted during the year ended December 31, 2007 was between 12 and 48 months.

As of December 31, 2007, there was $4.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.59 years. The total grant-date fair value of stock options vested during the year ended December 31, 2007 was $2.7 million.

We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the year ended December 31, 2007, we issued stock options to purchase 130,000 shares of common stock to non-employees.

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

Employee Stock Purchase Plan

In 2004, our Board of Directors adopted the 2004 ESPP to provide eligible employees with the opportunity to purchase our stock at 85% of the lower of (i) the closing price of our common stock on the first day of the offering period, or (ii) the closing price of our common stock on the last day of the offering period, which we refer to as the purchase date. Effective August 1, 2006, our Compensation Committee set future offering periods under the 2004 ESPP at six months.

Employees elect, subject to certain limitations, to withhold funds from their wages to purchase shares on the purchase date during an offering period. In order to participate in an offering period, eligible employees must enroll at the start of that offering period and are permitted to cancel participation in the offering before the purchase date and obtain a refund of the amounts withheld from their wages.

Prior to the adoption of SFAS No. 123R, the 2004 ESPP was accounted for under APB No. 25, and we were not required to record compensation expense for the 2004 ESPP. Under the provisions of SFAS No. 123R, we recognize expense for shares expected to vest after January 1, 2006.

We estimate the number of shares to be purchased at each Balance Sheet date based on the current amount of employee withholdings and the remaining purchase dates within the offering period. The fair value of share options expected to vest is estimated using the Black-Scholes option valuation model. Share options for employees entering the 2004 ESPP were estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Year Ended December 31,
	2007	2006

Expected life	183 Days	183 Days
Expected volatility	87.47% to 87.78%	78.9% to 81.5%
Risk-free interest rate	4.96% to 5.16%	4.48% to 5.11%
Dividend yield	0%	0%

On January 31, 2007, 57,796 shares were purchased for $53,000 with an intrinsic value of $9,000 at the purchase date. On July 31, 2007, 42,996 shares were purchased for $73,000 with an intrinsic value of $13,000 at the purchase date. On January 31, 2006, 40,422 shares were purchased for $76,000 with an intrinsic value of $27,000 at the purchase date. On July 31, 2006, 52,660 shares were purchased for $46,000 with an intrinsic value of $7,900 at the purchase date.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

An offering period commenced on August 1, 2007 and ended on January 31, 2008. At the end of the offering period, 75,568 shares were purchased under the 2004 ESPP, with an intrinsic value of $6,000. During the year ended December 31, 2007, employees forfeited 3,781 shares of common stock expected to be purchased. There were 57,796 shares purchased and 12,868 shares forfeited pertaining to the corresponding period which commenced on August 1, 2006 and ended on January 31, 2007.

7)	License Agreements

Bayer AG (MEM 1003)

In June 2001, we entered into an agreement with Bayer for an exclusive, worldwide, sub-licensable license under certain Bayer patents and know-how to MEM 1003 for the treatment of human peripheral and CNS-related disorders. As of December 31, 2007, we have paid $2.0 million in upfront and milestone payments to Bayer, which amount was expensed prior to 2006. We are required to make additional payments of up to $18.0 million upon our achievement of specified milestones. We are also obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license agreement, which increases at increasing net sales levels and varies depending on whether the sales are made by us or by a sub-licensee.

NPS Allelix Corp. (5-HT6 Antagonist Program)

In October 2003, we entered into a License Agreement with NPS, which we amended and restated in April 2007 (the “Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement”). Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. As of December 31, 2007, we have paid $50,000 in upfront and milestone payments to NPS (after credit for patent costs). We are required to make additional payments to NPS upon our achievement of specified development and regulatory milestones. We also are obligated to pay royalties during the term of the agreement based on a specified percentage of worldwide net sales of products covered by the license granted.

8)	2007 PRIVATE PLACEMENT

On June 18, 2007, we entered into a definitive Stock Purchase Agreement with SMRI and The Sylvan C. Herman Foundation for the sale of an aggregate of up to $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. Under the terms of the 2007 Private Placement, the net proceeds received are required to be used to fund the MEM 3454 Phase 2a CIAS clinical trial.

The first tranche of the 2007 Private Placement closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share (which, pursuant to the terms of the Stock Purchase Agreement, was equal to 117% of the average closing sale price of our common stock on the Nasdaq Global Market for the ten trading days ending on the trading day immediately preceding the effective date of the Stock Purchase Agreement). We have the option, in our sole discretion, to sell the remaining $4.0 million of our common stock to the purchasers in the 2007 Private Placement in two tranches of $2.0 million each, if we achieve predefined milestones related to the MEM 3454 Phase 2a CIAS clinical trial, and if we have no intention, at that time, of terminating the MEM 3454 Phase 2a CIAS clinical trial. The price of any common stock sold in the second and third tranches will be equal to 117% of the average closing sale price of our common stock on the Nasdaq Global Market for the ten trading days ending on the trading day immediately preceding our achievement of each milestone.

In accordance with the terms of the Stock Purchase Agreement, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares issued at the first closing, which registration statement was declared effective on August 7, 2007. In addition, we have agreed to file a second registration statement with the SEC registering for resale any shares sold in the second and third tranches, within 180 days after the completion of

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the MEM 3454 Phase 2a CIAS clinical trial, which registration statement is required under the terms of the Stock Purchase Agreement to become effective within 270 days following the completion of the MEM 3454 Phase 2a CIAS clinical trial. We are required to maintain the effectiveness of the registration statement(s) for a period of two years from the last issuance of shares of common stock under the Stock Purchase Agreement or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144, which we refer to as the Registration Period. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Stock Purchase Agreement.

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

9)	2006 PRIVATE PLACEMENT

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

On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. Refer to Note 11, “Stockholders’ Equity.” On February 15, 2007, we exercised our right to require exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. During the quarter ended March 31, 2007, all of the remaining warrants issued in the 2006 Private Placement were exercised, some on a cashless basis, resulting in gross proceeds to us of approximately $5.0 million and the issuance of an additional 3,903,369 shares of common stock.

10)	2005 PRIVATE PLACEMENT

On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in gross proceeds of $31.0 million.

As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the 2005 Private Placement. The registration statement was declared effective on November 7, 2005 and was terminated on September 26, 2007, following the expiration of our registration obligations.

In December 2006, the FASB issued Staff Position EITF Issue No. 00-19-2, Accounting for Registration Payment Arrangements (EITF No. 00-19-2), which amends the previously issued accounting related to financial instruments issued with material penalty provisions for failure to file or maintain an effective registration statement with the SEC or to be listed on a nationally recognized stock exchange. The warrants issued in our 2005 Private Placement include certain penalty provisions related to maintaining registration, and therefore, prior to the adoption of EITF No. 00-19-2, were classified as a liability and recorded at fair value at each reporting date. EITF No. 00-19-2

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

requires liability recognition for registration payment arrangements, only if it is probable that these requirements will not be met, and only to the extent of any material penalties for not meeting the requirements. EITF No. 00-19-2 was adopted by us on January 1, 2007, and, accordingly, the effect on our financial statements was a reclassification of the value of the warrants as of December 31, 2006. The $8.7 million warrant liability was reclassified as a $6.8 million increase in additional paid-in capital and a $1.9 million reduction to accumulated deficit.

The warrants are currently exercisable, have a five-year term and an exercise price per share of $2.22. The fair value of the warrants on the date of issuance was $6.8 million and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%, estimated volatility of 80%, risk free interest rate of 4.07%, and an expected life of five years. We recognized an unrealized loss related to the change in the fair value of the warrants of $0.2 million for the year ended December 31, 2006, which amount is included in other income/(loss) in the Statements of Operations.

11)	STOCKHOLDERS’ EQUITY

Warrants

In March 2007, in connection with the Original Hercules Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share. In June 2007, in connection with the Hercules Amendment, we issued Hercules a five-year warrant to purchase 325,521 shares of our common stock at an exercise price per share of $1.92.

In connection with the 2006 Private Placement, we issued warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. Refer to Note 9, “2006 Private Placement.” On November 10, 2006, certain investors from our 2006 Private Placement exercised 3,066,811 warrants on a net share settlement basis, resulting in the issuance of 1,499,224 shares of common stock. On February 15, 2007, we exercised our right to require exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 for 30 consecutive trading days. As of March 5, 2007, warrants to purchase all 7,058,042 shares of common stock issued in the 2006 Private Placement had been exercised, some on a cashless basis, resulting in gross proceeds of approximately $5.0 million and the issuance of an aggregate of 5,402,593 shares of common stock.

In connection with the 2005 Private Placement, we issued warrants to purchase 5,639,232 shares of our common stock at an exercise price of $2.22 per share. The warrants are currently exercisable and have an expiration date of September 22, 2010. As of December 31, 2007, warrants to purchase 5,547,127 shares of common stock issued in connection with the 2005 Private Placement remained outstanding. Refer to Note 10, “2005 Private Placement.”

In December 2005, in connection with our development agreement with SMRI, we issued a warrant to purchase 154,128 shares of our common stock to SMRI at an exercise price of $2.62 per share. The warrant is currently exercisable and expires on December 18, 2010.

In September 2003, in connection with the issuance of the Series Roche redeemable convertible preferred stock, we issued a warrant to purchase 115,740 shares of our common stock to Roche at an exercise price of $12.96 per share. The warrant is currently exercisable and expires on August 19, 2008.

At December 31, 2007, the lessor of our facility held warrants to purchase 4,167 shares of our common stock at an exercise price of $5.25 per share. The warrants are currently exercisable and expire on March 8, 2010.

Preferred Stock

Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue from time to time up to an aggregate of five million shares of preferred stock in one or more series.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Each series of preferred stock will have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as our Board of Directors determines.

12)	INCOME TAXES

In 2007, we recorded a tax provision of $3,000. We have incurred a net operating loss for the current year, and therefore have no federal tax liability. In prior years we were able to sell our state of New Jersey net operating losses or research and development credits through the New Jersey Technology Business Tax Certificate Transfer Program (the “NJ Tax Certificate Transfer Program”). In 2006 the tax benefit of $0.4 million consisted of proceeds of $0.2 million received from the sale of $2.5 million of state net operating loss carryforwards and proceeds of $0.2 million from the sale of New Jersey state research and development credits, offset by $13,000 in state taxes. We did not qualify to participate in the NJ Tax Certificate Transfer Program in 2007.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2007	2006

Deferred tax asset:
Net operating loss carryforwards	$65,820	$52,594
Depreciation	628	227
Start-up expenditures	—	431
Research and development credit carryforwards	9,968	8,404
Deferred income	7,220	8,283
Other, net	1,375	1,258

Total	85,011	71,197
Valuation allowance	(85,011)	(71,197)

Net deferred tax asset	—	—

Net deferred taxes	$—	$—

Based on our loss before income taxes during 2007 and 2006, we would have been expected to record a tax benefit using the statutory tax rate. The effective income tax rate differs from the statutory tax rate as follows:

	2007	2006

Computed income taxes (benefit) at statutory rate	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	(5.8)%	(7.6)%
Permanent differences	1.4%	1.5%
Increase in valuation allowance	39.1%	44.0%
Sale of New Jersey net operating loss carryforwards and R&D credits	—%	(1.2)%
Federal and State R&D credit	(5.0)%	(3.8)%
Other	4.3%	(0.1)%

Effective income tax (benefit) rate	(0.0)%	(1.2)%

A valuation allowance is provided when we believe it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance for 2007 and 2006 has been applied to offset fully the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized based on our history of operating losses.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, we had available net operating loss carryforwards for federal and state income tax reporting purposes of approximately $166.6 million and $153.1 million, respectively, and we had available research and development credit carryforwards for federal and state income tax reporting purposes of approximately $6.8 million and $3.1 million, respectively, that are available to offset future taxable income and tax, if any. The net operating loss carryforwards begin to expire in 2019 for federal purposes and 2009 for state purposes. The research and development credit carryforwards begin to expire in 2019 for federal purposes and 2014 for state purposes.

We adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no cumulative effect adjustment related to the adoption.

13)	RETIREMENT PLAN

We maintain a 401(k) Retirement Plan (the 401(k) Plan) under which all of our employees are eligible. Following an initial waiting period, employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. In 2004, we began to match 50% of each employee’s pre-tax contributions, up to plan limits. The charges to operations for the matching feature of the 401(k) plan were approximately $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

14)	COMMITMENTS AND CONTINGENCIES

Lease Agreement

In June 1999, we entered into a lease agreement for occupancy in our Montvale facility which includes laboratory and office space. Pursuant to subsequent amendments to the lease agreement in 2000, 2001, and 2004, total occupancy space has been increased to approximately 66,200 square feet. Our current lease agreement expires in 2014 with options to renew thereafter.

Annual minimum rental payments as of December 31, 2007 are as follows:

Year	(In thousands)

2008	2,059
2009	2,121
2010	2,184
2011	2,250
2012	2,317
2013 and subsequent	3,394

Total	14,325

Rent expense was approximately $2.1 million for each of the years ended December 31, 2007 and 2006.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Employment Arrangements

We provide a severance arrangement and change of control benefits, including acceleration of the vesting of stock options, for each of our executive officers, other than our interim President and Chief Executive Officer.

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

15)	SUBSEQUENT EVENTS

On February 7, 2008, our Board of Directors appointed Vaughn M. Kailian as our interim President and Chief Executive Officer. Mr. Kailian has served as a member of our Board of Directors since October 2006 and has been affiliated with one of our largest stockholders, the MPM entities, since 2005.

Under the terms of our employment agreement with Mr. Kailian, he will be entitled to an annualized base salary of $410,000 per year, plus reimbursement for all out-of-pocket travel and living expenses (including a gross up payment for any income tax liability he incurs) in connection with his commuting expenses from his principal office in California. In connection with his appointment, Mr. Kailian was granted fully vested stock options to purchase 363,630 shares of our common stock at an exercise price of $0.74 per share, the closing price of the our common stock on the Nasdaq Global Market on February 11, 2008.

MPM BioVentures IV-QP, L.P. (“MPM Bioventures”), MPM BioVentures IV GmbH & Co. Beteiligungs KG (“MPM BioVentures GmbH”), and MPM Asset Management Investors BV4 LLC (“MPM Asset Management”) are affiliated entities and collectively own more that 10% of our common stock. Mr. Kailian is a member of MPM BioVentures IV LLC, the general partner of MPM BioVentures IV, GP LLC, which is the general partner of MPM BioVentures and MPM BioVentures GmbH. Mr. Kailian is also a member of MPM Asset Management.

MEMORY PHARMACEUTICALS CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16)	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

2007:
Revenue	$2,690	$2,728	$5,026	$1,075
Net loss	(8,861)	(10,689)	(6,179)	(9,556)
Basic and diluted net loss per share of common stock	$(0.13)	$(0.15)	$(0.09)	$(0.13)
2006:
Revenue	$2,780	$1,944	$1,958	$2,640
Net loss	(8,181)	1,624	(9,823)	(14,727)
Basic and diluted net loss per share of common stock	$(0.22)	$0.04	$(0.26)	$(0.23)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors

Set forth below is information regarding each of our directors as of March 14, 2008. Our Board of Directors consists of ten members and is divided into three classes.

Name	Age	Position

Paul Blake, M.D.	60	Director
Anthony B. Evnin, Ph.D.(1)(2)(3)	67	Director
Jonathan J. Fleming(2)(3)	50	Director
Walter Gilbert, Ph.D.	76	Director
Vaughn M. Kailian	63	Interim President, Chief Executive Officer and Director
Robert I. Kriebel(1)	65	Director
Michael E. Meyers, M.P.H.(2)	39	Director
Peter F. Young(1)	58	Director
James R. Sulat	57	Chief Financial Officer and Director
David A. Lowe, Ph.D.	61	Chief Scientific Officer and Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominations Committee

Directors Whose Terms Expire in 2008 — Class I Directors

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

Michael E. Meyers, M.P.H. has served as one of our directors since March 2002. Since December 2007, Mr. Meyers has served as the Managing Partner of Arcoda Capital Management LP, an asset management firm specializing in global healthcare investments. He served as a Partner and Portfolio Manager with Golden Tree Asset Management, L.P from October 2006 to April 2007. From 2002 until 2006, Mr. Meyers served as a Managing Partner of Trivium Capital Management LLC. From 2000 to 2003, Mr. Meyers served as a Managing Director and Partner of Global Biomedical Partners, a life sciences venture capital firm. From 1997 to 2000, Mr. Meyers served as Director, Biotechnology and Pharmaceutical Investment Banking at Merrill Lynch & Co. From 1993 to 1997, Mr. Meyers served as Vice President, Health Care Investment Banking at Cowen & Company. Mr. Meyers received an A.B. from Brandeis University and a Master of Public Health in Health Policy and Management from Columbia University.

James R. Sulat has served as our Chief Financial Officer since February 2008 and as one of our directors since May 2005 and served as our President and Chief Executive Officer from May 2005 until February 2008. From May 2003 to February 2004, Mr. Sulat served as the Senior Executive Vice President of Moore Wallace Incorporated. Following the acquisition of Moore Wallace by R.R. Donnelley and Sons Company in February 2004, Mr. Sulat became Chief Financial Officer of R.R. Donnelley and served in that position until May 2004. From 1998 to 2003, Mr. Sulat served as Vice President and Chief Financial Officer of Chiron Corporation. Mr. Sulat serves as a director of Maxygen, Inc. and Intercell AG. Mr. Sulat received a B.S. from Yale University, and an MBA and an M.S. in Health Services Administration from Stanford University.

Directors Whose Terms Expire in 2009 — Class II Directors

Anthony B. Evnin, Ph.D. has served as one of our directors since December 1998. Dr. Evnin has served as a general partner of Venrock Associates and other Venrock venture capital partnerships since 1975. Dr. Evnin serves as a director of Icagen, Inc., Infinity Pharmaceuticals, Inc., Pharmos Corporation, Renovis, Inc., and Sunesis Pharmaceuticals Incorporated, and as a director of several privately-held companies. Dr. Evnin received an A.B. from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

Vaughn M. Kailian was elected to our Board of Directors in October 2006 in connection with our 2006 Private Placement and has served as our Interim President and Chief Executive Officer since February 2008. Mr. Kailian has also served as a General Partner of MPM Capital L.P. since 2005. From February 2002 to December 2004, he served as Vice Chairperson of Millennium Pharmaceuticals, Inc. and as head of the Millennium commercial organization. From 1990 to 2002, Mr. Kailian was the Chief Executive Officer, President, and a director of COR Therapeutics, Inc. From 1967 to 1990, he was employed by Marion Merrell Dow, Inc., and its predecessor companies in various international and domestic management, marketing and sales positions, including President and General Manager of Merrell Dow USA and Corporate Vice President of Global Commercial Development of Marion Merrell Dow, Inc. Mr. Kailian serves as a director of Cephalon, Inc. and NicOx, S.A., and several privately-held companies. Mr. Kailian also serves as a director of BIO Ventures for Global Health and the New England Healthcare Institute, both not-for-profit organizations. Mr. Kailian received a B.A. from Tufts University.

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

Peter F. Young has served as one of our directors since September 2004. Mr. Young has served as President and Chief Executive Officer of Intranasal Therapeutics, Inc. since March 2007. From 1999 until 2006, Mr. Young served as President and Chief Executive Officer of AlphaVax, Inc. From 1989 to 1999, Mr. Young was with Glaxo Wellcome, where he led the growth of Glaxo’s HIV portfolio, first as Vice-President, HIV & Opportunistic Infection Therapeutic Development & Product Strategy and then as Vice-President, HIV & Hepatitis, Global Commercial Development. He previously held various management positions with Abbott International and Glaxo, both internationally and in the US. Mr. Young received a B.A. and an MBA from Indiana University.

Directors Whose Terms Expire in 2010 — Class III Directors

Paul Blake, M.D. has served as one of our directors since November 2007. Mr. Blake has served as the Senior Vice President and Chief Medical Officer of AEterna Zentaris Inc., a bio-pharmaceutical company since August 2007. Previously, Dr. Blake was Senior Vice President, Clinical Research and Development for Avigenics Inc from January 2007 to July 2007. From 2001 to 2006, Dr. Blake was with Cephalon, Inc., first as Senior Vice President, Clinical Research and Regulatory Affairs from 2001 to 2005 and then as Executive Vice President, Worldwide Medical and Regulatory Operations from 2005 to 2006. From 1999 to 2001, Dr. Blake was the Chief Medical Officer for MDS Proteomics, Inc., a division of MDS International. Previously, he was Senior Vice President and Medical Director for SmithKline Beecham Pharmaceuticals with responsibility for its worldwide clinical research and development operations. Dr. Blake received his M.D. and B.S. at London University and is a fellow of the American College of Clinical Pharmacology and the Royal College of Physicians in the United Kingdom.

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

Our Executive Officers

Our executive officers are subject to annual appointment by the Board of Directors at its first meeting following the Annual Meeting of our stockholders. Set forth below is information regarding each of our executive officers as of March 14, 2008. Further information about Messrs. Kailian and Sulat and Dr. Lowe is presented above under the heading “Our Board of Directors.”

Name	Age	Position

Vaughn M. Kailian	63	Interim President and Chief Executive Officer and Director
James R. Sulat	57	Chief Financial Officer and Director
Jzaneen Lalani	35	General Counsel and Corporate Secretary
David A. Lowe, Ph.D.	61	Chief Scientific Officer and Director
Stephen R. Murray, M.D., Ph.D.	45	Chief Medical Officer
Michael P. Smith	40	Vice President, Business Development

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

Stephen R. Murray, M.D., Ph.D. has served as our Chief Medical Officer since August 2007. From April 2006 to August 2007, Dr. Murray served as our Vice President, Clinical Development. From 2001 to 2006, Dr. Murray was with Pfizer Pharmaceuticals, first as Medical Director at Pfizer Pharmaceutics Group (Indications: schizophrenia, bipolar disorder) from 2001 to 2004, and then as Senior Medical Director and Worldwide Medical Team Leader, Schizophrenia, at Pfizer Global Pharmaceuticals from 2004 to 2006. Prior to joining Pfizer, Dr. Murray was a psychiatrist in private practice for five years. Dr. Murray received a B.S. from the University of South Carolina and an M.D. and Ph.D. in molecular and cellular biology from the Medical University of South Carolina.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership of our common stock (Forms 3, 4, and 5) with the SEC. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all such forms that they file.

To our knowledge, based solely on our review of the copies of such reports and written representations from our officers and directors that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that (i) Mr. Kailian filed two late Form 4s, each for one transaction, (ii) MPM Bioventures IV QP LP filed two late Form 4s, each for one transaction, and (iii) MPM BioVentures IV GmbH & Co. Beteiligungs KG filed one late Form 4 for one transaction.

Code of Ethics

We have adopted a “code of ethics” as defined by applicable rules of the SEC and the Nasdaq Stock Market, which applies to our principal executive officer, principal financial officer, principal accounting officer/controller and other senior financial and reporting persons and our directors. This code is available on our website at www.memorypharma.com under the “Investors — Corporate Governance — Code of Ethics” captions. If we make any amendments to the code of ethics for our senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides certain information concerning the compensation earned for the last two fiscal years by our Principal Executive Officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2007. We refer to the officers listed in the table below collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

					Option	All Other		Total
		Salary	Bonus		Awards	Compensation		Compensation
Name and Principal Position	Year	($)	($)(1)		($)(2)	($)(3)		($)

James R. Sulat(4)	2007	408,750	—		468,057	—		876,807
Chief Financial Officer and Former	2006	395,000	69,125		380,563	—		844,688
President & Chief Executive Officer
David A. Lowe, Ph.D.	2007	367,833	71,955		271,794	—		711,582
Chief Scientific Officer	2006	352,917	71,000		424,746	—		848,663
Michael P. Smith(5)	2007	259,167	50,700		88,318	156,510	(6)	554,695
Vice President, Business Development	2006	125,000	100,000	(7)	214,000	—		439,000

(1)	Amounts in the “Bonus” column represent bonuses attributable to performance in the year shown. Bonuses are paid in the first quarter of the year subsequent to the year for which they were earned.

(2)	This column represents the amount we have expensed for the year shown under SFAS No. 123R for outstanding stock option awards granted in the year shown and in previous fiscal years. Award fair values have been determined based on the assumptions set forth in Note 6 — “Stock Based Compensation” to the financial statements for the year ended December 31, 2007, included in this report.

(3)	Does not include perquisites or personal benefits paid to Named Executive Officers unless the aggregate amount paid to a Named Executive Officer in the year shown was in excess of $10,000.

(4)	Mr. Sulat served as our President and Chief Executive Officer from May 2005 until February 2008, and has served as our Chief Financial Officer since February 2008.

(5)	Mr. Smith’s employment with us commenced in July 2006.

(6)	Includes $110,508 for reimbursement of relocation and temporary housing expenses and a $39,492 gross up payment for taxes incurred by Mr. Smith in connection with this reimbursement.

(7)	Includes a $50,000 sign-on bonus.

Executive Employment Agreements

We have employment agreements with each of Messrs. Sulat and Smith and Dr. Lowe. A summary of the material terms of these agreements is provided below. In February 2008, we amended the employment agreements for our executive officers principally to comply with the requirements of Section 409A of the Internal Revenue Code. In February 2007, we amended the employment agreements for our executive officers to provide for certain payments and benefits if an executive officer’s employment with the Company is terminated by the Company without cause or by the executive officer for good reason following certain events in connection with a change of control. These benefits are not offered to our other employees and are considered an element of our executive compensation package.

For purposes of this section, the following definitions apply to each of the Named Executive Officers:

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

We have Cause to terminate a Named Executive Officer if he or she (i) is convicted of a felony, which adversely affects his or her ability to perform Company obligations or materially affects the business activities or goodwill of the Company, (ii) is willfully disloyal, deliberately dishonest, or breaches his or her fiduciary duty, (iii) breaches the terms of his or her employment agreement, materially breaches any of the provisions of the confidentiality agreement or fails or refuses to carry out any material tasks or responsibilities for a period of more than thirty (30) days after receipt of written notice of the failure, or (iv) commits any act of fraud, embezzlement or deliberate disregard of a policy of the Company known to the executive officer or contained in a policy manual which results in material loss, damage or injury to the Company.

The Named Executive Officer is said to have Good Reason to resign from his employment if such resignation occurs within ninety days of: (i) a material diminution in the Named Executive Officer’s responsibilities (provided that such diminution is not in connection with the termination of his or her employment for Cause), (ii) a change in the Named Executive Officer’s principal work location by more than 50 miles from the Company’s principal offices, or (iii) a reduction by the Company of the Named Executive Officer’s base salary, unless such reduction is pursuant to a general reduction in the salaries of our executive officers. In addition, Mr. Smith is also said to have Good Reason should he be required to report to an individual in a position lower than the Company’s Chief Executive Officer.

James R. Sulat

In connection with Mr. Sulat’s resignation as President and Chief Executive Officer and his appointment as Chief Financial Officer in February 2008, we agreed to amend and restate Mr. Sulat’s employment agreement, on substantially the terms described below. Under the terms of this agreement, Mr. Sulat will serve as our Chief Financial Officer, on a half-time basis, effective through December 31, 2008, unless extended by mutual agreement by us and Mr. Sulat. Mr. Sulat’s annualized, full-time base salary will remain $410,000, but will be adjusted to reflect his half-time work schedule. Under the terms of this agreement, Mr. Sulat is also eligible to receive annual bonus payments which depend on our performance and his individual performance, in each case as determined by our Board of Directors. Mr. Sulat’s target bonus is 35% of his base salary.

In the event that Mr. Sulat’s employment is terminated for any reason, other than by us for Cause, he will be entitled to receive, following termination, (i) severance equal to 12 months of his full-time base salary, (ii) continued medical and dental coverage for one year, (iii) the average of his annual bonuses for the three prior years in a lump sum and (iv) accelerated vesting of 25% of his then unvested stock options. In the event that we terminate Mr. Sulat’s employment without cause or he terminates his employment before December 31, 2008, Mr. Sulat will also be entitled to receive his then-current salary, continued vesting of his stock options and continued medical and dental coverage through December 31, 2008, in addition to the severance benefits described above. Notwithstanding the above, Mr. Sulat’s unvested stock options will become fully vested if, within three months prior to, or within 18 months after, a Change of Control (as defined in the letter agreement), (x) we terminate Mr. Sulat’s employment without Cause or (y) Mr. Sulat terminates his employment for Good Reason. Any nonstatutory stock options held by Mr. Sulat will remain exercisable until the later to occur of (i) 90 days after the date of termination and (ii) January 15 of the calendar year immediately succeeding the date of termination.

David A. Lowe, Ph.D.

We have an employment letter agreement with Dr. Lowe that has an unspecified term. Dr. Lowe’s current annualized base salary, as approved by the Compensation Committee, is $381,177. Dr. Lowe is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case as determined by our Board of Directors. Dr. Lowe’s target bonus is 30% of his base salary. In the event that we terminate Dr. Lowe’s employment without Cause or if he resigns for Good Reason due to a Change of Control, he is entitled to receive a severance amount equal to 12 months of his then-current base salary, less applicable deductions, paid in a lump sum on the 60th day following his separation from service. Dr. Lowe will also receive continued medical and dental coverage for one year following his separation from service. If, within three month prior to, or within 18 months after, a Change of Control, (x) we terminate Dr. Lowe’s employment without Cause or (y) Dr. Lowe terminates his employment for Good Reason, Dr. Lowe’s unvested stock options will become fully vested.

Michael P. Smith

We have an employment letter agreement with Mr. Smith that has an unspecified term. Mr. Smith’s current annualized base salary, as approved by the Compensation Committee, is $268,060. Mr. Smith is also entitled to receive annual bonus payments that depend on our performance and his individual performance, in each case as determined by our Board of Directors. Mr. Smith’s target bonus is 30% of his base salary. In the event that we terminate Mr. Smith’s employment without Cause or if he resigns for Good Reason due to a Change of Control, he is entitled to receive a severance amount equal to 12 months of his then-current base salary, less applicable deductions, paid in a lump sum on the 60th day following his separation from service. Mr. Smith will also receive continued medical and dental coverage for one year following his separation from service. If, within three month prior to, or within 18 months after, a Change of Control, (x) we terminate Mr. Smith’s employment without Cause or (y) Mr. Smith terminates his employment for Good Reason, Mr. Smith’s unvested stock options will become fully vested.

2007 Bonus

The 2007 bonuses for our Named Executive Officers are shown in the Summary Compensation Table above. Determination of bonus amounts are made by the Compensation Committee after the end of the fiscal year and are based on the level of achievement of overall Company objectives, which are set annually in collaboration with our Board of Directors, and individual objectives, which are set annually by our President and Chief Executive Officer together with each Named Executive Officer. Overall Company objectives include research and development objectives and other corporate objectives. Individual objectives and weightings for each executive officer vary depending on the executive officer’s position and areas of responsibility and the executive officer’s contribution to the Company’s performance; provided that, the President and Chief Executive Officer’s bonus is determined solely with reference to our overall Company objectives. Mr. Sulat, in his prior role as President and Chief Executive Officer and in his current role as Chief Financial Officer, is eligible to receive an annual cash bonus of up to 35% of his annual base salary. For 2007, the Compensation Committee increased the bonus target for each of our other Named Executive Officers from 25% to 30% of such executive’s annualized base salary.

Our Board of Directors assesses the level of overall achievement by the Company and our Compensation Committee assesses the individual performance levels of each Named Executive Officer (other than the President and Chief Executive Officer). Based on these assessments, annual bonuses may be above or below target bonus levels, at the discretion of the Compensation Committee.

For 2007, our research and development objectives included the commencement or completion of several clinical trials, the advancement of our development candidates, the identification of new development candidates from our preclinical development pipeline and the achievement of milestones under our collaborations. Our other corporate objectives included raising additional financing, and further expanding our in-house clinical development team. For 2007, the Board of Directors determined that a substantial number of our objectives were met, but not all were achieved in the time frame that we had set. The Board further determined, however, that many of these objectives were achieved at a later point during the year or, with respect to particularly challenging objectives, we demonstrated significant progress towards their achievement. Based on these considerations, the Compensation Committee set 2007 bonus amounts as shown in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

The following table provides information as of December 31, 2007 regarding exercised and unexercised stock options held by each of our Named Executive Officers. During the year ended December 31, 2007, none of the Named Executive Officers exercised any of their stock options. Each of the stock options granted to our Named Executive Officers expires ten years after the date of the grant. Unless otherwise noted, the stock options vest in equal quarterly installments over a four-year period commencing on the date of grant.

		Number of		Number of
		Securities		Securities
		Underlying		Underlying	Option
		Unexercised		Unexercised	Exercise	Option
	Option Grant	Options		Options	Price	Expiration
Name	Date	(#) Exercisable		(#) Unexercisable	($)	Date

James R. Sulat	05/17/2005	312,500		187,500	2.45	05/16/2015
	08/15/2005	295,312		229,688	2.24	08/14/2015
	01/23/2007	28,125		121,875	3.57	01/23/2017
	08/17/2007	15,625		234,375	2.30	08/16/2017
David A. Lowe, Ph.D.	10/01/2004	150,000	(1)	0	6.98	10/01/2014
	03/03/2005	68,750		31,250	5.03	03/03/2015
	05/12/2005	55,000	(1)	0	2.39	05/11/2015
	10/11/2005	42,500		42,500	2.38	10/10/2015
	03/03/2006	43,750		56,250	2.49	03/02/2016
	01/23/2007	37,500		162,500	3.57	01/23/2017
	08/17/2007	4,062		60,938	2.30	08/16/2017
Michael P. Smith	07/05/2006	46,875		103,125	1.31	07/04/2016
	09/29/2006	31,250		68,750	1.02	09/28/2016
	01/23/2007	11,250		48,750	3.57	01/23/2017
	08/17/2007	2,500		37,500	2.30	08/16/2017

(1)	Vest in equal quarterly installments over a two-year period commencing on the date of grant.

Compensation of Directors

The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board of Directors or committee meetings. In addition, our non-employee directors receive cash compensation for their service as a member of our Board of Directors and its committees as described below under “Standard Board Fees and Option Grants”. All quarterly fees are payable at the end of each calendar quarter.

Audit Committee	Compensation Committee	Nominations Committee

Anthony B. Evnin, Ph.D.	Anthony B. Evnin, Ph.D.	Anthony B. Evnin, Ph.D.*
Robert I. Kriebel*	Jonathan J. Fleming*	Jonathan J. Fleming
Peter F. Young	Michael E. Meyers, M.P.H.	Vaughn M. Kailian **

*	Committee Chairman

**	Mr. Kailian tendered his resignation from the Nominations Committee upon his appointment as interim President and Chief Executive Officer, which was effective as of February 7, 2008.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2007

The following table provides certain information concerning fees earned by each of our non-employee directors in the year ended December 31, 2007.

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)(1)	($)	($)

Paul Blake, M.D.(2)	5,000	7,843	—	12,843
Anthony B. Evnin, Ph.D.	45,250	20,884	—	66,134
Jonathan J. Fleming	45,250	20,884	—	66,134
Walter Gilbert, Ph.D.(3)	17,500	20,884	9,000	47,384
Vaughn M. Kailian	19,250	13,041	—	32,291
Robert I. Kriebel	55,000	32,427	—	87,427
Michael E. Meyers, M.P.H.	20,500	20,884	—	41,384
Peter F. Young	33,500	31,682	—	65,182

(1)	This column represents the amount we have expensed during 2007 under FAS 123R for outstanding stock option awards granted in 2007 and in previous fiscal years. These award fair values have been determined based on the assumptions set forth in Note 6 — “Stock Based Compensation” to the financial statements for the year ended December 31, 2007. As of December 31, 2007: (i) Messrs. Fleming, Kriebel, Meyers, Young and Dr. Evnin held stock options to purchase an aggregate of 50,000 shares of common stock, (ii) Dr. Gilbert held stock options to purchase an aggregate of 80,000 shares of common stock, (iii) Mr. Kalian held stock options to purchase an aggregate of 30,000 shares of common stock, and (iv) Dr. Blake held a stock option to purchase 20,000 shares of common stock.

(2)	On November 9, 2007, Dr. Blake was elected to our Board of Directors. In connection with his election, he received a stock option to purchase 20,000 shares of our common stock under the Formula Option Grant Program of our 2004 Plan. The stock option has an exercise price of $0.90, the closing price of our common stock on the NASDAQ Global Market on the grant date. The stock option has a grant date fair value of $0.69. The stock option vests over three years, with 33% of the underlying shares vesting on the first anniversary of the grant date and the remainder vesting quarterly over the following two years.

(3)	In 2007, Dr. Gilbert received $9,000 for his service as a member on our Scientific Advisory Board (SAB) and was granted a stock option to purchase 10,000 shares of our common stock. The stock option has an exercise price per share of $3.57, the closing price of our common stock on the NASDAQ Global Market on the grant date, January 23, 2007, and vests quarterly over a two-year period. The stock option has a grant date fair value of $2.64. Dr. Gilbert is compensated for his service as a member on our SAB on the same terms as the other members of the SAB.

Standard Board Fees and Option Grants

Members of our Board of Directors receive the following standard fees and option grants for service on our Board of Directors.

Board Fees

Board of Directors

Our Chairman of the Board receives $6,000 per calendar quarter and each of our non-employee directors receives $3,000 per calendar quarter. Each of our non-employee directors also receives $1,000 for each regular or special Board meeting attended by such director in person and $500 for each regular or special Board meeting attended by such director by teleconference.

Audit Committee

In addition to receiving fees for service as a director, the Chairman of the Audit Committee receives $7,500 per calendar quarter and the other members of the Audit Committee receive $2,500 per calendar quarter. Each member of the Audit Committee also receives $2,000 for each regular or special Audit Committee meeting attended by such member in person and $1,000 for each regular or special Audit Committee meeting attended by such member by teleconference.

Compensation Committee

In addition to receiving fees for service as a director, the Chairman of the Compensation Committee receives $3,125 per calendar quarter and the other members of the Compensation Committee receive $625 per calendar quarter. Each member of the Compensation Committee also receives $1,000 for each regular or special Compensation Committee meeting attended by such member in person and $500 for each regular or special Compensation Committee meeting attended by such member by teleconference.

Nominations Committee

In addition to receiving fees for service as a director, the Chairman of the Nominations Committee receives $1,500 per calendar quarter and the other members of the Nominations Committee receive an additional $250 per calendar quarter. Each member of the Nominations Committee also receives $500 for each regular or special Nominations Committee meeting attended by such member in person and $250 for each regular or special Nominations Committee meeting attended by such member by teleconference.

Option Grants

Our 2004 Plan provides a Formula Option Grant program for non-employee directors. Pursuant to this program, upon joining our Board of Directors, a non-employee director receives a stock option grant to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Initial Grant”). The Initial Grant vests over three years, with the first 33% vesting on the first anniversary of the grant date and the remainder vesting quarterly over the following two years. In addition, on the date of each annual meeting of our stockholders, all of our non-employee directors who have served on our Board of Directors for at least six months receive an additional automatic stock option grant to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value on that date (the “Subsequent Grant”). The Subsequent Grant vests in one installment on the first anniversary of the grant date.

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

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 14, 2008 by (1) each of our directors, (2) each of our Named Executive Officers, (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options and warrants held by the respective person or group, which may be exercised or converted within 60 days of March 14, 2008. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days of March 14, 2008 are included for that person or group, but the stock options or warrants held by any other person or group are not included. Percentage of beneficial ownership is based on 72,725,409 shares of common stock outstanding as of March 14, 2008.

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

	Shares Beneficially Owned*
	Number	Percent
Name of Beneficial Owner	of Shares	(%)

Directors and Named Executive Officers
Paul Blake, M.D.	—	—
Anthony B. Evnin, Ph.D.(1)	3,856,446	5.28
Jonathan J. Fleming(2)(12)	7,138,701	9.66
Walter Gilbert, Ph.D.(3)	269,385	*
Vaughn M. Kailian(4)(14)	14,512,573	19.85
Robert I. Kriebel(5)	46,750	*
David A. Lowe, Ph.D.(6)	508,026	*
Michael E. Meyers, M.P.H.(7)	117,432	*
Michael P. Smith(8)	146,845	*
James R. Sulat(9)	1,094,683	1.49
Peter F. Young(10)	40,000	*
All current directors and executive officers as a group (13 persons)(11)	28,088,134	36.67
Five Percent Stockholders
Oxford IV Entities(12)	4,552,630	6.18
Great Point Entities(13)	9,845,130	11.92
MPM Entities(14)	14,238,773	19.44

*	Represents less than 1%.

(1)	Includes 293,739 shares of common stock issued to Anthony B. Evnin, Ph.D., 40,000 shares of common stock issuable to Dr. Evnin upon the exercise of options vested as of 60 days following March 14, 2008 and warrants to purchase 64,473 shares of common stock. Also includes 1,308,275 shares and warrants to purchase 113,289 shares of common stock owned by Venrock Associates (“Venrock”), 1,859,411 shares and warrants to purchase 163,026 shares of common stock owned by Venrock Associates II, L.P. (“Venrock II”), and 14,233 shares of our common stock owned by Venrock Entrepreneurs Fund, L.P. (“Entrepreneurs Fund,” and, together with Venrock and Venrock II, the “Venrock Entities”). Dr. Evnin is a general partner of Venrock and Venrock II. Dr. Evnin is also a member of the General Partner of Entrepreneurs Fund. Dr. Evnin may be deemed to beneficially own the shares owned by the Venrock Entities; however, Dr. Evnin disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

(2)	Includes 40,000 shares of common stock issuable to Jonathan J. Fleming upon the exercise of options vested as of 60 days following March 14, 2008. Also includes 357,715 shares of common stock held by Oxford Bioscience Partners II L.P. (“OBP II”), 267,844 shares of common stock held by Oxford Bioscience Partners (Bermuda) II Limited Partnership (“OBP Bermuda II”), 100,306 shares of common stock held by Oxford Bioscience Partners (Adjunct) II L.P. (“OBP Adjunct II”), 352,679 shares of common stock held by Oxford Bioscience Partners (GS-Adjunct) II L.P. (“OBP GS-Adjunct II”), and 1,283,317 shares of common stock and warrants to purchase 184,210 shares of common stock held by Oxford Bioscience Partners II (Annex) L.P. (“OBP Annex II”). OBP Management II L.P. (“OBP Management II”) is the general partner of OBP II, OBP Adjunct II, OBP GS-Adjunct II and OBP Annex II) and OBP Management (Bermuda) II Limited Partnership (“OBP Management Bermuda II”) is the general partner of OBP Bermuda II. Mr. Fleming is a general partner of both OBP Management II and OBP Management Bermuda II. Therefore Mr. Fleming may be deemed to beneficially own the shares held by OBP II, OBP Adjunct II, OBP GS-Adjunct II, OBP Annex II and OBP Bermuda II; however, he disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

Also includes shares held by the Oxford IV Entities, of which Mr. Fleming is an affiliate. See footnote 12.

(3)	Includes 65,000 shares of common stock issuable to Walter Gilbert, Ph.D. upon the exercise of options vested as of 60 days following March 14, 2008. Also includes 66,666 shares of common stock issued to Dr. Gilbert, 66,666 shares of common stock issued to Dr. Gilbert’s spouse and 52,632 shares of common stock and warrants to purchase 18,421 shares of common stock issued to a charitable remainder trust of which Dr. Gilbert and his spouse are the trustees and the beneficiaries.

(4)	Includes 373,580 shares of common stock issuable to Mr. Kailian upon the exercise of options vested as of 60 days following March 14, 2008. Also includes shares held by the MPM Entities, of which Vaughn M. Kailian is an affiliate. See footnote 14.

(5)	Includes 5,000 shares of common stock issued to Robert I. Kriebel, 40,000 shares of common stock issuable to Mr. Kriebel upon the exercise of options vested as of 60 days following March 14, 2008 and warrants to purchase 1,750 shares of common stock.

(6)	Includes 26,316 shares of common stock issued to David A. Lowe, Ph.D., 472,500 shares of common stock issuable to Dr. Lowe upon the exercise of options vested as of 60 days following March 14, 2008 and warrants to purchase 9,210 shares of common stock.

(7)	Includes 68,222 shares of common stock issued to Michael E. Meyers, M.P.H., 40,000 shares of common stock issuable to Mr. Meyers upon the exercise of options vested as of 60 days following March 14, 2008 and warrants to purchase 9,210 shares of common stock.

(8)	Includes 7,470 shares of common stock issued to Michael P. Smith and 139,375 shares of common stock issuable to Mr. Smith upon the exercise of options vested as of 60 days following March 14, 2008.

(9)	Includes 11,997 shares of common stock issued to James R. Sulat, 750,000 shares of common stock issuable to Mr. Sulat upon the exercise of options vested as of 60 days following March 14, 2008, and 277,423 shares of common stock and warrants to purchase 55,263 shares of common stock issued to a revocable trust of which Mr. Sulat and his spouse are the trustees and the members of Mr. Sulat’s immediate family are the beneficiaries.

(10)	Consists of 40,000 shares of common stock issuable to Peter F. Young upon the exercise of options vested as of 60 days following March 14, 2008.

(11)	Includes: Messrs. Fleming, Kailian, Kriebel, Meyers, Smith, Sulat and Young, and Drs. Blake, Evnin, Gilbert, Lowe and Murray, and Ms. Lalani.

(12)	Includes 3,595,503 shares of common stock and warrants to purchase 911,902 shares of common stock held by Oxford Bioscience Partners IV L.P. (“Oxford IV”) and 36,076 shares of common stock and warrants to purchase 9,149 shares of common stock held by mRNA Fund II L.P. (“mRNA II”) II. OBP Management IV L.P. (“OBP IV”, and together with Oxford IV and mRNA II, the “Oxford IV Entities”), is the general partner of Oxford IV and mRNA II. Jonathan J. Fleming, Jeffery T. Barnes, Mark P. Carthy, Michael E. Lytton and Alan G. Walton are the general partners of OBP IV (each a “General Partner” and collectively the “General Partners”). By virtue of their relationship as affiliated limited partnerships which share a sole general partner (OBP IV), Oxford IV and mRNA II may be deemed to share voting power and the power to direct the disposition of the shares of common stock which each partnership owns of record. OBP IV, as the general partner of Oxford IV and mRNA II, may also be deemed to own beneficially the shares of Oxford IV and mRNA II. The General Partners may also be deemed to own beneficially the shares held by Oxford IV and mRNA II. Oxford IV, OBP IV and the General Partners expressly disclaim beneficial ownership of the shares held by mRNA II, except to the extent of their respective pecuniary interest therein, and mRNA II, OBP IV, and the General Partners expressly disclaim beneficial ownership of the shares held by Oxford IV, except to the extent of their respective pecuniary interest therein. The principal business office of the Oxford IV Entities and the General Partners (excluding Mr. Walton) are located at 222 Berkeley Street, Suite 1650, Boston, MA 02116. The principal business office of Mr. Walton is 315 Post Road West, Westport, CT 06880.

(13)	Includes 5,316,407 shares held by Biomedical Value Fund, L.P. (“BMVF”) and 4,528,793 shares held by Biomedical Offshore Value Fund, Ltd. (“BOVF,” and, together with BMVF, the “Great Point Entities”). Great Point Partners, LLC (“Great Point”) is the investment manager of BMVF and BOVF and by virtue of such status may be deemed to be the beneficial owner of the shares held by BMVF and BOVF. Dr. Jeffrey R. Jay, as senior managing member of Great Point, has shared voting and investment power with respect to these shares. Great Point and Dr. Jay disclaim beneficial ownership of the shares of common stock held by BMVF and BOVF, except to the extent of any pecuniary interest. On November 10, 2006, BMVF and BOVF each exercised, on a cashless basis, all of their respective warrants issued in our 2006 Private Placement and, in exchange therefor, BMVF was issued an additional 809,581 shares of our common stock and BOVF was issued an additional 689,643 shares of our common stock. The principal business address for Great Point is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(14)	Includes 13,251,643 shares held by MPM BioVentures IV-QP, L.P. (“BV IV QP”), 376,819 shares held by MPM Asset Management Investors BV4 LLC (“AM BV4”) and 510,531 shares held by MPM BioVentures IV GmbH & Co. Beteiligungs KG (“BV IV GmbH,” and, collectively with BV IV QP and AM BV4, the “MPM Entities”). The Registrant has been advised that MPM BioVentures IV, GP LLC and MPM BioVentures IV LLC are the direct and indirect general partners of BV IV QP, AM BV4 and BV IV GmbH. Vaughn M. Kailian, Ansbert Gadicke, Luke Evnin, Steven St. Peter, William Greene, James Paul Scopa, John Vander Vort and Ashley Dombkowski are members of the general partner of BV IV QP and BV IV GmbH and members of AM BV4. Each member of the group disclaims beneficial ownership of the securities except to the extent of his or her proportionate pecuniary interest therein. Mr. Kailian is a member of our Board of Directors and our Interim President and Chief Executive Officer. The principal business address for BV IV QP, AM BV4 and BV IV GmbH is The John Hancock Tower, 200 Clarendon Street, 54th Floor, Boston, MA 02116.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

			Weighted	Number of Securities
	Number of Securities		Average	Remaining Available for
	to be Issued Upon		Exercise Price	Future Issuance Under
	Exercise		of Outstanding	Equity Compensation
	of Outstanding		Options,	Plans (Excluding
	Options,		Warrants	Securities Reflected
Plan Category	Warrants and Rights		and Rights	in Column (a))
	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders(1)	6,327,624	(2)	$3.16	1,589,098	(3)

Equity Compensation Plans Not Approved by Security Holders(4)	4,167		$5.25	0

Total	6,331,791			2,778,507

(1)	Includes options to purchase shares of our common stock under the 2004 Plan and shares of common stock issued under our 2004 Employee Stock Purchase Plan (the “ESPP”). Under the 2004 Plan, the total number of shares available for issuance automatically increases on January 1 of each year by an amount equal to the lesser of (x) 1,750,000 shares; (y) 5% of our outstanding shares on January 1 of each year; or (z) an amount to be determined by our Board of Directors.

(2)	Excludes purchase rights accruing under the ESPP, which has a stockholder-approved reserve of 101,606 shares of common stock as of December 31, 2007. Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 10% of their eligible compensation. The price paid by the employee is 85% of the lower of (i) the closing price of our common stock on the first day of the offering period and (ii) the closing price of our common stock on the last day of the offering period, which we refer to as the purchase date. There are two offering periods per year. For the year ended December 31, 2007, the offering periods commenced on February 1 and August 1.

(3)	Represents shares available as of December 31, 2007 for future issuance under the 2004 Plan and the ESPP.

(4)	Represents warrants to purchase 4,167 shares of common stock at an exercise price of $5.25 per share, which expire in March 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policy Regarding Related Person Transactions

Our Board of Directors has not adopted any written policies or procedures governing the review, approval or ratification of related person transactions. As a matter of practice, however, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related persons. The Board of Directors’ practice is to evaluate whether a related person (including a director, officer, employee, or other significant stockholder) will have a direct or indirect interest in a transaction in which the Company may be a party. Where the Board determines that such proposed transaction involves a related person, the Board of Directors reviews any and all information it deems necessary and appropriate to evaluate the fairness of the transaction to the Company and its stockholders (other than the interested related person involved in such transaction), and may consider, among other things, the following factors: the related person’s relationship to the Company and direct or indirect interest in the transaction, both objective (for example, the dollar amount of the related person’s interest) and subjective (for example, any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to the Company of the proposed interested transaction; and the impact on a director’s independence in the event the related person is a director, an “associated person” of a director or an entity in which a director is a partner, member, stockholder or officer. Following such review, the related person transaction is subject to final approval of the Board as a whole. In addition, our Audit Committee reviews, at each of its regularly scheduled quarterly meetings, whether the Company has entered into any transactions which could be deemed to be a transaction with a related person.

Director Independence

Our Board of Directors has determined that each of Messrs. Fleming, Kriebel, Meyers, and Young, and Drs. Blake, Evnin and Gilbert is an “independent director” as such term is defined as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and the rules of the SEC.

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

Type of Fee	2007	2006

Audit Fees(1)	$284,000	$213,000
Audit-Related Fees	—	3,500
Tax Fees(2)	15,000	11,800
All Other Fees	—	—
Total Fees for Services Provided	$299,000	$228,300

(1)	Audit fees represent fees for professional services rendered for the audit of our financial statements, review of interim financial statements and services normally provided by the independent registered public accounting firm in connection with regulatory filings, including registration statements.

(2)	Represents fees for consultation on federal and state tax returns and for the preparation of such tax returns.

Pre-approval Policies and Procedures

Our Audit Committee Charter provides that the Audit Committee is required to pre-approve all services to be provided to the Company by KPMG.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006

Statements of Changes in Stockholders’ Equity / (Deficit) for the years ended December 31, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Financial Statements

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-129188), filed with the SEC on October 21, 2005.
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant, which became effective on July 19, 2007. Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the SEC on June 13, 2007.
3.3	Second Amended and Restated Bylaws of the Registrant, which became effective on November 9, 2007. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2007.
4.1	Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.
4.2	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.3	Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.4	Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.5	Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit
Number		Description

4.6		Amendment to the Investor Rights Agreement dated as of March 15, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.
4.7		Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.
4.8		Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
4.9		Form of Warrant, dated as of September 23, 2005, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated September 21, 2005. Incorporated by reference to Exhibit B to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
4.10		Form of Warrant, dated as of December 19, 2005, issued by the Registrant to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.
4.11		Warrant, dated March 16, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.
4.12		Warrant, dated June 18, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 2007.
10	.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10	.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2005.
10	.3**	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2006.
10.4		Lease Agreement, dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.5		First Amendment to Lease, dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.6		Second Amendment to Lease, dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.7		Third Amendment to Lease, dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10	.8*	License Agreement, dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10	.9**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.
10	.10**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.
10	.11**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.

Exhibit
Number		Description

10	.12**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.
10	.13**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2004.
10	.14**	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004.
10.15		Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
10	.16*	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed for the year ended December 31, 2005.
10.17		Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed for the year ended December 31, 2005.
10	.18*	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.
10.19		Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.
10	.20*	Amended and Restated Strategic Alliance Agreement, dated February 27, 2006, by and among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2006.
10.21		Form of Scientific Advisory Board Services Agreement dated July 31, 2006. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.
10	.22*	Amendment to the Collaboration and License Agreement, dated September 18, 2006, by and between Amgen and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2006.
10.23		Securities Purchase Agreement, dated October 5, 2006, by and among the Registrant and the investors set forth on Exhibits A-1 and A-2 thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.
10.24		Loan and Security Agreement, dated March 16, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.
10	.25*	First Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated March 30, 2007, between F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2007.
10.26		First Amendment to the Loan and Security Agreement, dated April 4, 2007, between Hercules Technology Growth Capital, Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2007.
10	.27*	Amended and Restated License Agreement between NPS Allelix Corp. and the Registrant, dated April 20, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2007.
10.28		Second Amendment to the Loan and Security Agreement, dated June 18, 2007, by and between Hercules Technology Growth Capital, Inc. and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.

Exhibit
Number		Description

10	.29*	Second Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated June 18, 2007, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.30*	Stock Purchase Agreement, dated June 18, 2007, by and among The Stanley Medical Research Institute, the Sylvan C. Herman Foundation and the Registrant. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.31*	Amended and Restated Collaboration and License Agreement, dated as of June 19, 2007, between F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.32+	Amendment No. 2 to the Collaboration and License Agreement, dated February 8, 2008, by and between Amgen Inc. and the Registrant.
10	.33**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and David A. Lowe, Ph.D. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.34**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Stephen Murray, M.D., Ph.D. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.35**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Jzaneen Lalani. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.36**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Michael P. Smith. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.38**	Employment Agreement, dated February 19, 2008, by and between the Registrant and Vaughan Kailian.
23.1		Consent of KPMG LLP.
24.1		Power of Attorney (included on the signature page hereto).
31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

**	Indicates management contract or compensatory plan or arrangement.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Memory Pharmaceuticals Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montvale, State of New Jersey, on this 27th day of March 2008.

MEMORY PHARMACEUTICALS CORP.

By:	/s/ Vaughn M. Kailian
Vaughn M. Kailian
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vaughn M. Kailian, James R. Sulat and Jzaneen Lalani, and each of them, as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Annual Report on Form 10-K, with all exhibits thereto, and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power of authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vaughn M. Kailian Vaughn M. Kailian	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008

/s/ James R. Sulat James R. Sulat	Chief Financial Officer and Director (Principal Financial Officer)	March 27, 2008

/s/ Paul Blake, M.D. Paul Blake, M.D.	Director	March 25, 2008

/s/ Anthony B. Evnin, Ph.D. Anthony B. Evnin, Ph.D.	Director	March 27, 2008

/s/ Jonathan Fleming Jonathan Fleming	Director	March 27, 2008

/s/ Walter Gilbert, Ph.D. Walter Gilbert, Ph.D.	Director	March 27, 2008

/s/ Robert I. Kriebel Robert I. Kriebel	Director	March 24, 2008

Signature	Title	Date

/s/ David A. Lowe, Ph.D. David A. Lowe, Ph.D.	Director	March 27, 2008

/s/ Michael Meyers, MPH Michael Meyers, MPH	Director	March 27, 2008

/s/ Peter F. Young Peter F. Young	Director	March 24, 2008

Exhibit Index

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, which became effective on April 8, 2004. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-129188), filed with the SEC on October 21, 2005.
3.2		Form of Certificate of Amendment of Certificate of Incorporation of the Registrant, which became effective on July 19, 2007. Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the SEC on June 13, 2007.
3.3		Second Amended and Restated Bylaws of the Registrant, which became effective on November 9, 2007. Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2007.
4.1		Specimen Certificate evidencing shares of common stock. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on March 2, 2004.
4.2		Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.3		Warrant to purchase 12,500 shares of common stock, $0.001 par value per share, dated March 8, 2000, issued by the Registrant to Alexandria Real Estate Equities, L.P. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.4		Warrant to purchase 347,222 shares of common stock, $0.001 par value per share, dated September 11, 2003, issued by the Registrant to Hoffmann-La Roche Inc. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.5		Fourth Amended and Restated Investor Rights Agreement dated as of September 11, 2003, among the Registrant and the parties listed therein. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
4.6		Amendment to the Investor Rights Agreement dated as of March 15, 2004. Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.
4.7		Form of Amendment to the Investor Rights Agreement dated as of April 1, 2004. Incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A, No. 333-111474, filed on April 2, 2004.
4.8		Waiver and Third Amendment to Investor Rights Agreement, dated as of September 21, 2005 among the Registrant and the investors set forth on the signature page thereto. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
4.9		Form of Warrant, dated as of September 23, 2005, issued by the Registrant to the purchasers listed on Exhibit A to the Registrant’s Securities Purchase Agreement dated September 21, 2005. Incorporated by reference to Exhibit B to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
4.10		Form of Warrant, dated as of December 19, 2005, issued by the Registrant to The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on December 23, 2005.
4.11		Warrant, dated March 16, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.
4.12		Warrant, dated June 18, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 2007.
10	.1**	1998 Employee, Director and Consultant Stock Option Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.

Exhibit
Number		Description

10	.2**	Amended and Restated 2004 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2005.
10	.3**	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2006.
10.4		Lease Agreement, dated as of June 4, 1999, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.5		First Amendment to Lease, dated as of February 4, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.6		Second Amendment to Lease, dated as of November 15, 2000, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10.7		Third Amendment to Lease, dated as of September 15, 2001, between ARE-100 Philips Parkway, LLC and the Registrant. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10	.8*	License Agreement, dated as of June 13, 2001, between Bayer AG and the Registrant. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, No. 333-111474, filed on December 23, 2003.
10	.9**	Form of Registrant’s Notice of Stock Option Grant, 24 months vesting. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.
10	.10**	Form of Registrant’s Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2004.
10	.11**	Form of Registrant’s Notice of Initial Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.
10	.12**	Form of Registrant’s Notice of Subsequent Grant to members of the Registrant’s Board of Directors. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2004.
10	.13**	Form of Registrant’s Notice of Grant, 48 months vesting. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2004.
10	.14**	Description of Board of Directors’ Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2004.
10.15		Securities Purchase Agreement, dated September 21, 2005, by and among the Registrant and the purchasers listed on Exhibit A thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2005.
10	.16*	Collaboration and License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed for the year ended December 31, 2005.
10.17		Exclusive License Agreement, dated as of October 14, 2005, between Amgen Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed for the year ended December 31, 2005.
10	.18*	Development Agreement, dated as of December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.
10.19		Securities Purchase Agreement, dated December 19, 2005, by and between the Registrant and The Stanley Medical Research Institute. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2005.

Exhibit
Number		Description

10	.20*	Amended and Restated Strategic Alliance Agreement, dated February 27, 2006, by and among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2006.
10.21		Form of Scientific Advisory Board Services Agreement dated July 31, 2006. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2006.
10	.22*	Amendment to the Collaboration and License Agreement, dated September 18, 2006, by and between Amgen and the Registrant. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2006.
10.23		Securities Purchase Agreement, dated October 5, 2006, by and among the Registrant and the investors set forth on Exhibits A-1 and A-2 thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006.
10.24		Loan and Security Agreement, dated March 16, 2007, by and between the Registrant and Hercules Technology Growth Capital, Inc. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2007.
10	.25*	First Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated March 30, 2007, between F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2007.
10.26		First Amendment to the Loan and Security Agreement, dated April 4, 2007, between Hercules Technology Growth Capital, Inc. and the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended March 31, 2007.
10	.27*	Amended and Restated License Agreement between NPS Allelix Corp. and the Registrant, dated April 20, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended September 30, 2007.
10.28		Second Amendment to the Loan and Security Agreement, dated June 18, 2007, by and between Hercules Technology Growth Capital, Inc. and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.29*	Second Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated June 18, 2007, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.30*	Stock Purchase Agreement, dated June 18, 2007, by and among The Stanley Medical Research Institute, the Sylvan C. Herman Foundation and the Registrant. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.31*	Amended and Restated Collaboration and License Agreement, dated as of June 19, 2007, between F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed for the quarter ended June 30, 2007.
10	.32+	Amendment No. 2 to the Collaboration and License Agreement, dated February 8, 2008, by and between Amgen Inc. and the Registrant.
10	.33**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and David A. Lowe, Ph.D. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.34**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Stephen Murray, M.D., Ph.D. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.35**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Jzaneen Lalani. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.

Exhibit
Number		Description

10	.36**	Amended and Restated Employment Agreement, dated February 11, 2008, by and between the Registrant and Michael P. Smith. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2008.
10	.38**	Employment Agreement, dated February 19, 2008, by and between the Registrant and Vaughan Kailian.
23.1		Consent of KPMG LLP.
24.1		Power of Attorney (included on the signature page hereto).
31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

**	Indicates management contract or compensatory plan or arrangement.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.