Form 10-Q
period 2008-03-31
MEMORY PHARMACEUTICALS CORP
filed 2008-05-15
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50642
Memory Pharmaceuticals Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3363475 (I.R.S. Employer Identification No.)

100 Philips Parkway, Montvale, New Jersey (Address of Principal Executive Offices)	07645 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2008 the registrant had 72,726,049 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,463	$38,167
Marketable securities	30	34
Prepaid and other current assets	1,359	1,417

Total current assets	28,852	39,618

Property and equipment, net	5,525	5,868
Restricted cash	505	505
Deferred financing costs, net	444	519

Total assets	$35,326	$46,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,931	$1,670
Accrued research and development costs	1,846	1,303
Accrued expenses — other	2,338	2,551
Current portion of equipment notes payable	237	279
Current portion of long-term debt	4,322	2,986
Deferred revenue — current	3,080	3,232

Total current liabilities	14,754	12,021
Long-term debt, less current portion	9,669	10,831
Other non-current liabilities	495	506
Equipment notes payable, less current portion	31	66
Deferred revenue — long-term	14,635	14,819

Total liabilities	$39,584	$38,243

Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; and 72,726,049 and 72,650,481 issued and outstanding at March 31, 2008, and December 31, 2007, respectively	72	72
Additional paid-in capital	225,741	224,819
Accumulated deficit	(230,069)	(216,624)
Accumulated other comprehensive loss	(2)	—

Total stockholders’ (deficit) equity	(4,258)	8,267

Total liabilities and stockholders’ (deficit) equity	$35,326	$46,510

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$752	$2,690
Operating expenses:
Research and development	10,982	9,851
General and administrative	2,874	2,253

Total operating expenses	13,856	12,104

Loss from operations	(13,104)	(9,414)

Other income	24	—
Interest:
Income	322	630
Expense	(687)	(79)

Interest (expense) income, net	(365)	551

Loss before income taxes	(13,445)	(8,863)
Income taxes	—	—

Net loss	$(13,445)	$(8,863)

Basic and diluted net loss per share of common stock	$(0.18)	$(0.13)
Basic and diluted weighted average number of shares of common stock outstanding	72,726	70,146
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows used in operating activities:
Net loss	$(13,445)	$(8,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	534
Stock-based compensation	899	849
Loss on sale of marketable securities	(3)	—
Amortization of deferred financing costs and discount on loans	250	—
Unrealized gain related to valuation of put option	(11)	—
Changes in assets and liabilities:
Prepaid and other current assets	59	(1,893)
Accounts payable	1,261	3,235
Accrued expenses	328	(671)
Deferred revenue	(335)	(1,075)

Net cash used in operating activities	(10,615)	(7,884)

Cash flows from investing activities:
Sales of marketable securities	4	428
Additions to property and equipment	(40)	(144)

Net cash (used in) / provided by investing activities	(36)	284

Cash flows provided by financing activities:
Proceeds from issuance of common stock	24	5,135
Proceeds from issuance of loan payable and warrants	—	6,000
Deferred financing costs	—	(440)
Principal repayment of equipment notes payable	(77)	(235)

Net cash (used in) / provided by financing activities	(53)	10,460

Net (decrease) increase in cash and cash equivalents	(10,704)	2,860
Cash and cash equivalents, beginning of period	38,167	50,849

Cash and cash equivalents, end of period	$27,463	$53,709

Supplemental cash flow information:
Cash paid for interest	439	27
Cash paid for taxes	—	—
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1)	Basis of Presentation, Business Overview and Liquidity

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” “our,” “Memory” or similar terms means Memory Pharmaceuticals Corp.

The financial statements included herein have been prepared from our books and records pursuant to generally accepted accounting principles for interim reporting and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted pursuant to these rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We have incurred recurring losses from operations, have limited funds, and had an accumulated deficit of $230.1 million at March 31, 2008. We intend to continue research toward the development of commercial products in order to generate future revenue from our programs and from our current and future collaboration agreements.

We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock in connection with our initial public offering in April 2004, and in connection with our 2005, 2006 and 2007 Private Placements. Refer to Note 7, “2005 Private Placement,” Note 8, “2006 Private Placement,” and Note 9, “2007 Private Placement.”

We have entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we have borrowed $15.0 million, secured by our assets other than our intellectual property (the “Hercules Loan Agreement”). If we default in any material respect in the performance of any covenant contained in the Hercules Loan Agreement or an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the Hercules Loan Agreement, and such default or event or circumstance is not cured, Hercules may be able to accelerate the maturity of our obligations. While we believe that such a default is not likely, if Hercules accelerated the maturity of our obligations under the Hercules Loan Agreement, absent additional funding, we cannot assure you that we would have the funds available to repay all amounts that we have borrowed. If we were not able to repay all amounts that we have borrowed, Hercules could, among other remedies, foreclose on our pledged assets. Refer to Note 10, “Long Term Debt.”

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

On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that for the previous 30 business days we had failed to meet the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as required by Marketplace Rule 4450(a)(5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, in addition to failing to comply with the $1.00 per share minimum bid requirement for continued listing on the Nasdaq Global Market, based on our stockholders’ equity at December 31, 2007, we were no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 4450(a)(3). In the letter, the Nasdaq staff requested that we provide a plan to achieve and sustain compliance with all of the Nasdaq Global Market’s continued listing requirements, including the minimum stockholders’ equity requirement, and the time frame required to complete the plan. We submitted our plan to the Nasdaq staff on April 17, 2008.

If the Nasdaq staff does not accept our plan to achieve compliance with the continued listing requirements, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Market. At that time, we will have the right to appeal the delisting of our common stock, but our appeal will likely be successful only if we present a plan to the appeal hearing panel that provides substantial assurance that we will remain in compliance with all continued listing requirements of the Nasdaq Global Market, including the $1.00 per share minimum bid requirement and the $10.0 million minimum stockholders’ equity requirement. Alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements for continued listing in this market (other than the minimum bid price requirement), including having a minimum of $2.5 million in stockholders’ equity. At March 31, 2008, we had a stockholders’ deficit of $4.3 million. If we are eligible to transfer our common stock to the Nasdaq Capital Market and make such an election and our transfer application is approved, we will be required to regain compliance with the minimum closing bid price requirement within 180 days after June 2, 2008. We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s report on the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 states that the Company has incurred recurring losses from operations, has limited funds, and has debt outstanding under an agreement which includes various provisions, including a material adverse effect clause, that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

(2)	Stock-Based Compensation

As of March 31, 2008 we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”). In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation cost recognized in the Statement of Operations for the three months ended March 31, 2008 for our stock-based compensation plans was $0.9 million, of which $0.5 million was a component of general and administrative expenses and $0.4 million was a component of research and development expenses. For the three months ended March 31, 2007, we recognized compensation cost for stock-based compensation plans of $0.8 million, of which $0.3 million was a component of general and administrative expenses and $0.5 million was a component of research and development expenses.

The weighted-average fair value of the stock option awards granted during the three month periods ended March 31, 2008 and March 31, 2007 was $0.44 per share and $2.71 per share, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Expected life	5 to 10 years	5.56 to 6.06 years
Expected volatility	91.91%	87.8%
Risk-free interest rate	2.67% to 2.94%	4.74% to 4.81%
Dividend yield	0%	0%

For awards to employees and members of our Board of Directors, the expected life of the stock options was calculated using the shortcut method allowed by the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), and interpreted by Staff Accounting Bulletin (SAB) No. 107. For non-employee awards, the expected life of the stock options was based on the life of the stock option. The expected volatility is based on the historic volatility of our publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the three month period ended March 31, 2008 is presented below.

		Exercise Price Per	Weighted-Average
	Shares	Share	Exercise Price
Outstanding at December 31, 2007	6,327,624	$0.30 — $9.82	$3.16
Granted	2,205,530	$0.55 — $0.74	0.58
Exercised	—	—	—
Cancelled / Forfeited	(318,805)	$0.55 — $9.82	2.66

Outstanding at March 31, 2008	8,214,349	$0.30 — $9.82	$2.49

As of March 31, 2008, there was $4.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.65 years. The total grant-date fair value of stock options vested during the three months ended March 31, 2008, was $0.9 million.

On May 1, 2008, the Board of Directors approved a 200,000 share increase to the ESPP subject to stockholder approval. The affirmative vote of a majority of shares of common stock present or represented and entitled to vote at the 2008 annual meeting is required to approve this increase to the ESPP. If approved by our stockholders, the amendment to the ESPP will become effective immediately.

We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our consolidated statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the three months ended March 31, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.
.

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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options and warrants. These potential common stock equivalents are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Stock options	8,214,349	6,228,118
Warrants	6,744,769	7,643,011

Total	14,959,118	13,871,129

(4)	Marketable Securities

The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	March 31,		December 31,
	2008		2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Mortgage-backed and asset-backed securities due over 90 days	$30	$—	$34	$—

Total marketable securities	$30	$—	$34	$—

(5)	Comprehensive Income/Loss

Comprehensive loss, which is presented in Stockholders’ Equity on our balance sheets, is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in Stockholder’s Equity on our balance sheets. For the three months ended March 31, 2008, comprehensive loss was $13.4 million, which includes a net loss of $13.4 million and an immaterial unrealized loss on the sale of marketable securities. For the three months ended March 31, 2007, comprehensive loss was $8.9 million, which includes a net loss of $8.9 million and an immaterial unrealized gain on the sale of marketable securities.

(6)	License Agreements and Collaborations

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

Under the terms of our 2002 Roche PDE4 Inhibitor Agreement, because we had licensed to Roche certain intellectual property and we had continuing performance obligations, we recognized the non-refundable upfront license fees and milestone payments received thereunder as a single unit of accounting, recognizing revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under that collaboration. Solely for purposes of revenue recognition under our 2002 Roche PDE4 Inhibitor Agreement, we estimated the relevant period of our continuing performance obligations under that collaboration as ending in the second quarter of 2014.

The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Effective upon the execution of those agreements in June 2007, we began recognizing the remaining $6.3 million of deferred revenue relating to the non-

refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of March 31, 2008, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. In previous periods, the estimate of the end of the relevant period of our continuing performance obligations under this agreement had been the third quarter of 2013. Accordingly, in each of the three month periods ended March 31, 2008 and 2007, we recognized revenue of $0.2 million under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement.

Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)

In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to R3487/MEM 3454 upon the completion of the first Phase 2a clinical trial of R3487/MEM 3454 and other predefined events. In May 2008, Roche exercised its license option to R3487/MEM 3454 under the terms of the 2003 Roche Nicotinic Alpha-7 Agonist Agreement, which will result in a $6.0 million milestone payment to us in the second quarter of 2008.

The 2003 Roche Nicotinic Alpha-7 Agonist Agreement was amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). We are collaborating with Roche in conducting certain early stage research and development activities with respect to compounds, other than R3487/MEM 3454, being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds.

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of R3487/MEM 3454 for the treatment of cognitive impairment associated with schizophrenia, or CIAS (the “R3487/MEM 3454 Phase 2a CIAS clinical trial”), and to include a potential milestone payment by Roche related to the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial. Pursuant to the June 2007 amendment, in order to maintain its rights to R3487/MEM 3454, Roche will have to make a $17.0 million milestone payment to us upon the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial.

In February 2008, we announced plans to conduct a study of R3487/MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as R3487/MEM 3454, in schizophrenia. External costs of the biomarker study will be funded by Roche under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.

Through March 31, 2008, Roche has paid us a total of $36.3 million in connection with this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.3 million, milestone payments of $6.0 million and an equity investment of $10.0 million. In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of March 31, 2008, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. In previous periods, the estimate of the end of the relevant period of our continuing performance obligations under this agreement had been the third quarter of 2013. Accordingly, during the three month periods ended March 31, 2008 and 2007, we recognized revenue of $0.5 million and $0.4 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.

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

We recognized revenue under the 2005 Amgen PDE10 Inhibitor Agreement over the initial two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. Accordingly, during the three month period ended March 31, 2007, we recognized revenue of $2.1 million under the 2005 Amgen PDE10 Inhibitor Agreement. We did not recognize any revenue under this agreement for the three month period ended March 31, 2008.

The Stanley Medical Research Institute (SMRI) (MEM 1003 in Bipolar Disorder)

In December 2005, we entered into a development agreement with SMRI, pursuant to which we conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development Agreement”). We received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments. In accordance with EITF No. 00-21, we recognized the milestone payments received from SMRI as a single unit of accounting. As of December 31, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue during the year ended December 31, 2007.

(7)	2005 Private Placement

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

On November 10, 2006, certain of the investors in the 2006 Private Placement exercised their warrants on a net share settlement basis resulting in the issuance of 1,499,224 shares of our common stock. On February 15, 2007, we exercised our right to require exercise of the warrants issued in connection with the 2006 Private Placement pursuant to a provision contained in the warrants that permitted us to accelerate their exercise period if the closing price of our common stock was above $3.00 per share for 30 consecutive trading days. During the quarter ended March 31, 2007, all of the remaining warrants issued in the 2006 Private Placement were exercised, some on a cashless basis, resulting in gross proceeds to us of approximately $5.0 million and the issuance of an additional 3,903,369 shares of common stock.

In accordance with the terms of the Securities Purchase Agreement, pursuant to which the 2006 Private Placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of warrants sold in the 2006 Private Placement. The registration statement was declared effective on January 16, 2007. We are required to maintain the effectiveness of the registration statement for a period of three years from the date of the sale of securities in the second tranche or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Securities Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Securities Purchase Agreement. We have determined that it is not probable that we will not meet the registration requirements of the 2006 Private Placement, and therefore, in accordance with EITF 00-19-2, we have not recognized a liability related to such requirements.

(9)	2007 Private Placement

On June 18, 2007, we entered into a definitive Stock Purchase Agreement with SMRI and The Sylvan C. Herman Foundation for the sale of an aggregate of up to $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. Under the terms of the 2007 Private Placement, the net proceeds received are required to be used to fund the R3487/MEM 3454 Phase 2a CIAS clinical trial.

The first tranche of the 2007 Private Placement closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share, which, pursuant to the terms of the Stock Purchase Agreement, was equal to 117% of the average closing sale price of our common stock on the Nasdaq Global Market for the ten trading days ending on the trading day immediately preceding the effective date of the Stock Purchase Agreement. Upon our achievement of predefined milestones related to the R3487/MEM 3454 Phase 2a CIAS clinical trial and subject to the satisfaction of certain closing conditions (including provisions that we have no current intention of terminating the trial and that we are in compliance with requirements for continued listing on Nasdaq), we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation an aggregate of $4.0 million of common stock in two tranches of $2.0 million each, at a 17% premium to the market price at the time the milestones are achieved.

In accordance with the terms of the Stock Purchase Agreement, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares issued at the first closing. The registration statement was declared effective on August 7, 2007. In addition, we have agreed to file a second registration statement with the SEC registering for resale any shares sold in the second and third tranches, within 180 days after the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial, which registration statement is required under the terms of the Stock Purchase Agreement to become effective within 270 days following the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial. We are required to maintain the effectiveness of the registration statement(s) for a period of two years from the last issuance of shares of common stock under the Stock Purchase Agreement or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144, which we refer to as the Registration Period. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Stock Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Stock Purchase Agreement. In addition to the registration rights described above, we have granted piggyback registration rights, during the Registration Period, to the holders of securities acquired in the 2007 Private Placement. We have determined that it is not probable that we will not meet the registration requirements of the 2007 Private Placement, and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements.

(10)	Long Term Debt

In March 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Loan Agreement”). Pursuant to the Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”).

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45%, and the interest rate for the Third Advance is 10.95%. The Hercules Loan Agreement allows for interest-only payments on a monthly basis through May 2008. All amounts outstanding under the Hercules Loan Agreement as of May 16, 2008 are required to be repaid in 30 equal monthly installments of principal and interest beginning on the first business day of June 2008. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which we currently assess as low. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked during the period ending March 31, 2009, and therefore we have classified the debt based on the stated maturities.

In connection with the Hercules Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share (the “First Warrant”). In connection with the Hercules Amendment, we issued to Hercules a five-year warrant to purchase 325,521 shares of our common stock at an exercise price of $1.92 per share (the “Second Warrant”, and together with the First Warrant, the “Warrants”).

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

The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. The deferred interest payment due at maturity, amounting to $0.5 million, is classified as Other non-current liabilities on the balance sheet at March 31, 2008 and December 31, 2007. The corresponding costs deferred are included in deferred financing costs and amortized to interest expense over the term of the loan. In connection with the

Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan.

In accordance with the terms of the Second Warrant, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares of common stock underlying the Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. The registration statement was declared effective on August 7, 2007. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay cash penalties of 1% per month of the aggregate exercise price of the Warrants, up to a maximum of 10%, if we do not meet our registration obligations under the Second Warrant. We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirement.

(11)	Restructuring

On March 12, 2008, we announced a reduction in workforce. We accounted for these restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, for the three months ended March 31, 2008, we recorded an aggregate charge of $0.4 million for employee severance and outplacement costs, of which $0.3 million has been included in research and development costs. The restructuring costs will be paid during the period of March through September 2008. Therefore, an accrued liability of $0.3 million was recognized on the balance sheet as of March 31, 2008. The following table summarizes the restructuring accrual for the three months ended March 31, 2008.

	(In Thousands)
	Balance at			Balance at March
	December 31, 2007	Charges	Payments	31, 2008

Severance costs	$—	$327	$36	$291
Other restructuring costs	—	31	16	15

Total restructuring costs	$—	$358	$52	$306

(12)	Fair Value Measurement

Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement (SFAS No. 157), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, SFAS No. 157 will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in our assessment of fair value. Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$23,016	$23,016	—	—
Marketable securities	30	30	—	—

Total	$23,046	$23,046	—	—
Liabilities:
Put option	$45	—	—	$45

Total	$45	—	—	$45
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3) (in thousands)

Derivatives

Balance at December 31, 2007	$56
Unrealized gains included in earnings	(11)

Balance at March 31, 2008	$45

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our financial statements and notes to financial statements in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2007.
Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and below in Part II, Item 1A. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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

Our drug development pipeline currently includes five programs, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors, 5-HT6 antagonists and an L-type calcium channel modulator. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with Roche for the development of nicotinic alpha-7 agonists and a collaboration with Amgen for the development of PDE10 inhibitors. We are currently funding three programs on our own.
• Nicotinic Alpha-7 Agonist Program

Our nicotinic alpha-7 receptor program is being conducted pursuant to a collaboration with Roche, which we entered into in August 2003 and subsequently amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. In May 2008, Roche exercised its license option to R3487/MEM 3454, which will result in a $6.0 million milestone payment to us in the second quarter of 2008.

We have collaborated with Roche in conducting certain early stage research and development activities with respect to compounds being developed under this agreement, and we are responsible for conducting Phase 1 clinical trials for such compounds. Roche is responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. We are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the agreement.

R3487/MEM 3454, a partial agonist of the nicotinic alpha-7 receptor, is the lead candidate from our nicotinic alpha-7 agonist program and is being developed for the treatment of Alzheimer’s disease and cognitive impairment associated with schizophrenia. In November 2007, we announced positive top-line data from a Phase 2a trial that evaluated the safety and efficacy of R3487/MEM 3454 in patients with mild to moderate Alzheimer’s disease. R3487/MEM 3454 demonstrated a statistically significant effect on cognition at the 5 milligram and 15 milligram doses on both the primary and key secondary endpoints for that trial.

In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of R3487/MEM 3454 in CIAS, which we refer to as the R3487/MEM 3454 Phase 2a CIAS clinical trial. In December 2007, we commenced the R3487/MEM 3454 Phase 2a CIAS clinical trial. Roche is obligated to make a $17.0 million milestone payment to us upon the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial.

The R3487/MEM 3454 Phase 2a CIAS clinical trial is being funded in part through our stock purchase agreement with SMRI and The Sylvan C. Herman Foundation, pursuant to which we have agreed to sell up to an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007 Private Placement closed in June 2007. Upon our achievement of predefined milestones related to the R3487/MEM 3454 Phase 2a CIAS clinical trial and subject to the satisfaction of certain closing conditions (including provisions that we have no current intention of terminating the trial and that we are in compliance with requirements for continued listing on Nasdaq), we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation an aggregate of $4.0 million of common stock in two tranches of $2.0 million each, at a 17% premium to the market price at the time the milestone is achieved.

In February 2008, we announced plans to conduct a study of R3487/MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as R3487/MEM 3454, in schizophrenia. External costs of the biomarker study will be funded by Roche under the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement.

R4996/MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We commenced a Phase 1 program for R4996/MEM 63908 in August 2007 under a Clinical Trial Application that we filed with Health Canada. We have completed the single ascending dose study portion of the program and are currently conducting studies investigating the effect of food on pharmacokinetic properties and the effect of age and gender on pharmacokinetic properties and tolerability and a multiple ascending dose study.
Through March 31, 2008, Roche has paid us a total of $36.3 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.3 million, milestone payments of $6.0 million and an equity investment of $10.0 million.
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
• PDE10 Inhibitor Program
In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders, pursuant to which we conducted a two-year collaborative preclinical research program relating to PDE10 inhibitors in accordance with a predefined research work plan. Under the terms of the 2005 Amgen PDE10 Inhibitor Agreement, Amgen is obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $14.2 million through March 31, 2008 comprised of a $5.0 million upfront fee, $7.2 million in research and development funding and a $2.0 million milestone payment. In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.
• 5-HT6 Antagonist Program
We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS Allelix Corp., or NPS, in October 2003 under a license agreement which we amended and restated in April 2007. We refer to this as our Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. We are evaluating several lead compounds from this portfolio as potential development candidates and plan to advance this program into clinical trials by the end of 2008. Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. We are required to make payments to NPS upon our achievement of specified development and regulatory milestones.
• L-Type Calcium Channel Modulator
MEM 1003 is a neuronal L-type calcium channel modulator that we are developing for the treatment of Alzheimer’s disease. In October 2007, we reported top-line results from a Phase 2a study that evaluated the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. The trial failed to meet its primary endpoint, which was the twelve-week mean change in the Alzheimer’s disease Assessment Scale-Cognitive subscale (“ADAS-cog”) score in the overall population. Based on these results, we have determined that any further development of MEM 1003 would require our securing a collaboration partner for this program.

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
We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer AG, or Bayer, for the treatment of human peripheral and CNS-related disorders. As of December 31, 2007, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Since our inception, we have incurred substantial losses, and as of March 31, 2008, we had an accumulated deficit of $230.1 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding the R3487/MEM 3454 Phase 2a CIAS clinical trial, which began in December 2007.
We believe that our existing cash and cash equivalents, and marketable securities, together with payments expected to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules Technology Growth Capital, Inc. (“Hercules”) and capital equipment requirements into the first half of 2009.
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
In March 2007, we entered into a $10.0 million term loan agreement with Hercules (the “Hercules Loan Agreement”), which was amended in June 2007 to increase the maximum loan amount to $15.0 million. As of March 31, 2008, we have borrowed the full amount under the Hercules Loan Agreement. We are required to make interest-only payments on a monthly basis through May 2008, and any amounts outstanding at that time are required to be repaid in 30 equal monthly installments of principal and interest beginning in June 2008. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.
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
Revenue recognition
We recognize revenue from our research collaborations in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and other such pronouncements as are applicable, and with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF No. 00-21), which is applicable and effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.
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
We have determined that each of our collaboration agreements with multiple deliverables will be accounted for under a “single unit contract model” that is based on the terms of the collaborations and deliverables. Accordingly, upfront license fees, milestone payments and research and development funding received under our collaboration agreements is deferred and recognized over the term of our substantive contractual obligations.
We are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed thereunder. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. In previous periods the estimate of the end of the relevant period of our continuing performance obligations under this agreement had been the third quarter of 2013.
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
Stock-based payment arrangements
Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore, no related compensation expense was recorded for awards granted to employees and members of our Board of Directors with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
We apply the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the three months ended March 31, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.

For the three months ended March 31, 2008, we recognized compensation cost for stock-based compensation plans of $0.9 million of which $0.5 million was a component of general and administrative expenses and $0.4 million was a component of research and development expenses.
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
Classification of Hercules debt
The Hercules Loan Agreement includes as one of the events of default a material adverse effect clause whereby Hercules may accelerate payments of amounts outstanding thereunder if an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise) or prospects or on our ability to perform our obligations under the agreement, and such event or circumstance is not cured. As of March 31, 2008, there was $15.0 million of principal outstanding under the Hercules Loan Agreement. We have classified the debt from Hercules based on the scheduled maturities based on our assessment that it is not likely that the material adverse effect clause will be invoked during the period ending March 31, 2009. If, in the future, we estimate that it is likely that the material adverse effect clause will be invoked, all amounts outstanding under our Hercules Loan Agreement at that time would be classified as current.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We adopted EITF No. 07-3 as of January 1, 2008, and the adoption did not have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We adopted SFAS No. 157 as of January 1, 2008, for financial assets and liabilities, and the adoption did not have a material impact on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008, for financial assets and liabilities but did not designate any assets or liabilities to be measured at fair value for purposes of applying SFAS No. 159.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows.

SFAS No. 161 is effective for us beginning on January 1, 2009.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
Revenue
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
Revenue decreased by $1.9 million, or 70%, to $0.8 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007. The $1.9 million decrease was primarily the result of our having recognized $2.1 million in upfront and milestone payments from Amgen during the 2007 period in connection with the PDE 10 program.
Research and development expense
Research and development expense increased by $1.1 million, or 11%, to $11.0 million for the three months ended March 31, 2008 from $9.9 million for the three months ended March 31, 2007. The $1.1 million increase was due primarily to a $3.1 million increase in costs associated with the R3487/MEM 3454 and R4996/MEM 63908 programs, a $0.9 million increase in manufacturing and preclinical costs associated with the 5-HT6 program, a $0.3 million increase in personnel-related costs related primarily to the restructuring and a $0.2 million increase in administrative costs, offset by a $3.4 million decrease in clinical costs related to the MEM 1003 program.
General and administrative expense
General and administrative expense increased by $0.6 million, or 26%, to $2.9 million for the three months ended March 31, 2008 from $2.3 million for the three months ended March 31, 2007. The $0.6 million increase was primarily the result of a $0.2 million increase in personnel related costs, a $0.2 million increase in legal fees, and a $0.2 million increase in outside services.
Interest income and interest expense
Interest income decreased by $0.3 million, or 50%, to $0.3 million for the three months ended March 31, 2008 from $0.6 million for the three months ended March 31, 2007. Interest expense increased by $0.6 million to $0.7 million for the three months ended March 31, 2008 from $0.1 million for the three months ended March 31, 2007. The $0.3 million decrease in interest income was attributable to lower average investment balances and interest rates during the 2008 period. The $0.6 million increase in interest expense was related to costs associated with the Hercules Loan Agreement, consummated in March 2007, and higher amounts borrowed under the Hercules Loan Agreement during the 2008 period.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and through debt financing. From inception through March 31, 2008, we have raised net proceeds of $190.8 million from the sale of equity securities excluding purchases made through our ESPP Plan. In addition, through March 31, 2008, we have received $37.2 million in upfront and milestone payments, $29.7 million in research and development funding, $10.4 million from equipment financings, $1.8 million from the reimbursement of external research costs, $9.2 million in interest income and $15.0 million in debt financing.
At March 31, 2008, cash, cash equivalents and marketable securities were $27.5 million as compared to $38.2 million at December 31, 2007. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, whose underlying investments are asset-backed securities, certificate of deposits, commercial paper, corporate notes, funding agreements, master notes, municipal bonds, repurchase agreements and time deposits, with a dollar-weighted average maturity less than sixty days. To date, inflation has not had a material effect on our business.
We expect to incur losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents, and marketable securities, together with payments expected to be made by our collaboration partners (including the $6.0 million expected to be paid by Roche in connection with the exercise of their license option to R3487/MEM 3454) will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules, and capital equipment requirements into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all.
The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s report on the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 states that the Company has incurred recurring losses from operations, has limited funds, and has debt outstanding under an agreement which includes various provisions, including a material adverse effect clause, that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.
In March 2007, we entered into a $10.0 million term loan agreement with Hercules. Pursuant to the Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into an amendment with Hercules, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million (the “Hercules Amendment”). In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”).
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
In connection with the Hercules Loan Agreement, we issued Hercules a five-year warrant to purchase 598,086 shares of our common stock at an exercise price of $2.09 per share (the “First Warrant”). In connection with the Hercules Amendment, we issued to Hercules a five-year warrant to purchase 325,521 shares of our common stock at an exercise price per share of $1.92 (the “Second Warrant”, and together with the First Warrant, the “Warrants”).
At the date of the initial advance, the fair value of the First Warrant was $0.9 million and at the date of the second advance, the fair value of the Second Warrant was $0.6 million. These amounts were credited to additional paid-in capital and reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method.
The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. We include this amount in deferred financing costs and amortize it to interest expense over the term of the loan using the effective interest method. In connection with the Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan using the effective interest method.
In accordance with the terms of the Second Warrant, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares of common stock underlying Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. The registration statement was declared effective on August 7, 2007. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay cash penalties of 1% per month of the aggregate exercise price of the Warrants, up to a maximum of 10%, if we do not meet our registration obligations under the Second Warrant. We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant, and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements.
Net cash used in operating activities was $10.6 million for the three months ended March 31, 2008. This primarily reflects a net loss of $13.4 million and a decrease in deferred revenue of $0.3 million, offset by an increase in accounts payable of $1.3 million, a non-cash stock-based compensation charge of $0.9 million, a decrease in prepaid and other current assets of $0.1 million, a non-cash charge for depreciation expense of $0.4 million, an increase in accrued expenses of $0.3 million, and a non-cash charge for amortization of deferred financing costs and discount on loans of $0.2 million. Net cash used by investing activities for the three months ended March 31, 2008 was $36,000, representing funds primarily used for capital expenses. Net cash used in financing activities during the three months ended March 31, 2008 was $0.1 million, due primarily to the repayment of equipment notes.
We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in CIAS. Other than the remaining tranches of the 2007 Private Placement, we currently have no other committed sources of capital. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from the past. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Our future cash requirements will depend on many factors, including:
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
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below replaces in its entirety the risk factor from our 2007 Annual Report entitled: “We are currently not in compliance with Nasdaq rules regarding the minimum bid price and are at risk of being delisted from the Nasdaq Global Market, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.”
We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Global Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.
Our common stock is currently listed on the Nasdaq Global Market. In order to maintain listing on the Nasdaq Global Market, we must continue to meet certain financial and corporate governance qualifications. On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that for the previous 30 business days we had failed to meet the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as required by Marketplace Rule 4450(a)(5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, in addition to failing to comply with the $1.00 per share minimum bid requirement for continued listing on the Nasdaq Global Market, based on our stockholders’ equity at December 31, 2007, we were no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 4450(a)(3). In the letter, the Nasdaq staff requested that we provide a plan to achieve and sustain compliance with all of the Nasdaq Global Market’s continued listing requirements, including the minimum stockholders’ equity requirement, and the time frame required to complete the plan. We submitted our plan to the Nasdaq staff on April 17, 2008.
If the Nasdaq staff does not accept our plan to achieve compliance with the continued listing requirements, the Nasdaq staff will provide us with written notification that our common stock will be delisted from the Nasdaq Global Market. At that time, we will have the right to appeal the delisting of our common stock, but our appeal will likely be successful only if we present a plan to the appeal hearing panel that provides substantial assurance that we will remain in compliance with all continued listing requirements of the Nasdaq Global Market, including the $1.00 per share minimum bid requirement and the $10.0 million minimum stockholders’ equity requirement. Alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements for continued listing in this market (other than the minimum bid price requirement), including having a minimum of $2.5 million in stockholders’ equity. At March 31, 2008, we had a stockholders’ deficit of $4.3 million. If we are eligible to transfer our common stock to the Nasdaq Capital Market and make such an election and our transfer application is approved, we will be required to regain compliance with the minimum closing bid price requirement within 180 days after June 2, 2008. If at the conclusion of that 180-day period, we have not achieved compliance, we expect that we would be delisted from the Nasdaq Capital Market. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Global Market or the Nasdaq Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock.
If our common stock is delisted from the Nasdaq Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired. For example, the closing of the remaining two tranches of the 2007 Private Placement is contingent upon, among other things, our satisfaction of certain closing conditions, including that we are in material compliance with requirements for continued listing on Nasdaq. We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application.
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

Item 5. Other Information
We plan to hold our 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”) on Friday, June 13, 2008, at the Park Ridge Marriott, located at 300 Brae Boulevard, Park Ridge, New Jersey. Stockholders of record as of the close of business on May 1, 2008 are entitled to notice and to vote at the 2008 Annual Meeting.
Under the terms of our Amended and Restated Bylaws, to be considered at our 2008 Annual Meeting, nominations of persons for election to our Board and/or proposals for business to be conducted at the meeting must be properly submitted and received by Monday, May 26, 2008. Such nominations/proposals should be delivered to: Memory Pharmaceuticals Corp., 100 Philips Parkway, Montvale, NJ 07645, Attention: Corporate Secretary. All such nominations/proposals must comply with the requirements of our Amended and Restated Bylaws and applicable law.
Item 6. Exhibits

10.1*	Third Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated as of January 14, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Vaughn M. Kailian
Vaughn M. Kailian
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 15, 2008

Exhibit Index

10.1*	Third Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated as of January 14, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.