Form 10-Q
period 2008-06-30
MEMORY PHARMACEUTICALS CORP
filed 2008-08-13
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of August 1, 2008, the registrant had 77,503,714 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,106	$38,167
Marketable securities	—	34
Prepaid and other current assets	1,959	1,417

Total current assets	24,065	39,618

Property and equipment, net	5,108	5,868
Restricted cash	505	505
Deferred financing costs, net	368	519

Total assets	$30,046	$46,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,735	$1,670
Accrued research and development costs	2,688	1,303
Accrued expenses — other	2,073	2,551
Current portion of equipment notes payable	178	279
Current portion of long-term debt	5,288	2,986
Deferred revenue — current	4,253	3,232

Total current liabilities	16,215	12,021
Long-term debt, less current portion	8,446	10,831
Other non-current liabilities	579	506
Equipment notes payable, less current portion	19	66
Deferred revenue — long-term	18,927	14,819

Total liabilities	44,186	38,243

Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; and 77,421,051 and 72,650,481 issued and outstanding at June 30, 2008, and December 31, 2007, respectively	77	72
Additional paid-in capital	228,258	224,819
Accumulated deficit	(242,475)	(216,624)

Total stockholders’ (deficit) equity	(14,140)	8,267

Total liabilities and stockholders’ (deficit) equity	$30,046	$46,510

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$947	$2,728	$1,699	$5,418
Operating expenses:
Research and development	10,252	11,258	21,234	21,108
General and administrative	2,579	2,593	5,453	4,846

Total operating expenses	12,831	13,851	26,687	25,954

Loss from operations	(11,884)	(11,123)	(24,988)	(20,536)

Other income	4	—	28	—
Interest:
Income	155	649	477	1,279
Expense	(681)	(209)	(1,368)	(287)

Interest (expense) income, net	(526)	440	(891)	992

Loss before income taxes	(12,406)	(10,683)	(25,851)	(19,544)
Income taxes	—	6	—	6

Net loss	$(12,406)	$(10,689)	$(25,851)	$(19,550)

Basic and diluted net loss per share of common stock	$(0.17)	$(0.15)	$(0.35)	$(0.27)
Basic and diluted weighted average number of shares of common stock outstanding	73,139	72,098	72,917	71,122
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows used in operating activities:
Net loss	$(25,851)	$(19,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	1,155
Stock-based compensation	1,409	1,656
Loss on sale of marketable securities	11	—
Amortization of deferred financing costs and discount on loans	499	—
Unrealized gain related to valuation of put option	(22)	—
Changes in assets and liabilities:
Prepaid and other current assets	(542)	65
Other assets	—	4
Accounts payable	65	2,598
Accrued expenses	907	(1,229)
Deferred revenue	5,129	(2,003)
Other non current liabilities	95	—

Net cash used in operating activities	(17,502)	(17,304)

Cash flows from investing activities:
Sales of marketable securities	23	410
Additions to property and equipment	(38)	(236)

Net cash (used in) / provided by investing activities	(15)	174

Cash flows provided by financing activities:
Proceeds from issuance of common stock	2,035	7,248
Proceeds from issuance of loan payable and warrants	—	11,000
Deferred financing costs	—	(261)
Principal repayment of equipment notes payable	(148)	(421)
Principal repayment of long-term debt	(432)	—

Net cash provided by financing activities	1,455	17,566

Net (decrease) / increase in cash and cash equivalents	(16,061)	436
Cash and cash equivalents, beginning of period	38,167	50,849

Cash and cash equivalents, end of period	22,106	51,285

Supplemental cash flow information:
Cash paid for interest	878	265
Cash paid for taxes	—	—
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
We have incurred recurring losses from operations, have limited funds, and had an accumulated deficit of $242.5 million at June 30, 2008. We intend to continue research toward the development of commercial products in order to generate future revenue from our programs and from our current and future collaboration agreements.
We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock in connection with our initial public offering in April 2004, and in connection with our 2005, 2006 and 2007 Private Placements. Refer to Note 7, “2005 Private Placement,” Note 8, “2006 Private Placement,” and Note 9, “2007 Private Placement.”
We have entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we have $14.6 million of principal outstanding as of June 30, 2008, which is secured by our assets other than our intellectual property (the “Hercules Loan Agreement”). If we default in any material respect in the performance of any covenant contained in the Hercules Loan Agreement or an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the Hercules Loan Agreement, and such default or event or circumstance is not cured, Hercules may be able to accelerate the maturity of our obligations. While we believe that such a default is not likely, if Hercules accelerated the maturity of our obligations under the Hercules Loan Agreement, absent additional funding, we cannot assure you that we would have the funds available to repay all amounts that we have borrowed. If we were not able to repay all amounts that we have borrowed, Hercules could, among other remedies, foreclose on our pledged assets. Refer to Note 10, “Long Term Debt.”
We believe that our existing cash and cash equivalents, together with payments expected to be made by our collaboration partners, will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules, and capital equipment requirements into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all.

We plan to raise additional equity or other financing and to seek funding from collaboration partners to finance our future cash requirements. However, we may not be able to obtain additional funding on acceptable terms or at all. If we are unsuccessful in our efforts to raise additional funds, we would be required to reduce or curtail our operations and costs.
On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that for the previous 30 business days we had failed to meet the $1.00 per share minimum closing bid price requirement for continued listing on the NASDAQ Global Market, as required by Marketplace Rule 4450(a) (5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, in addition to failing to comply with the $1.00 per share minimum bid requirement for continued listing on the NASDAQ Global Market, based on our stockholders’ equity at December 31, 2007, we were no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a) (3). On June 6, 2008, we received a letter from the Nasdaq Stock Market notifying us that, because we had not regained compliance with the $1.00 bid price requirement set forth in Marketplace Rule 4450(a) (5), our securities were subject to delisting from the NASDAQ Global Market, unless we requested a hearing. We requested a hearing before the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting of our securities until the Panel issues a decision following the hearing. On June 13, 2008, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a specific ratio within the range of 1:2 and 1:10, to be determined by our Board of Directors, in its sole discretion, within a twelve-month period following stockholder approval. On July 31, 2008, we appeared before the Nasdaq Listing Qualifications Panel and presented our plan to achieve and sustain compliance with the continued listing requirements of the Nasdaq Stock Market. The plan as presented is currently under review by the Nasdaq Listing Qualifications Panel.
If the Panel does not accept our plan to achieve compliance with the continued listing requirements of the Nasdaq Stock Market, the Panel will provide us with written notification that our common stock will be delisted. We cannot assure you that the Panel will approve our plan or that, if our plan is approved, we will be successful in achieving and sustaining compliance with the continued listing requirements of the Nasdaq Stock Market.
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
As of June 30, 2008, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Second Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”). In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation cost recognized in the Statement of Operations for the three months ended June 30, 2008, for our stock-based compensation plans was $0.5 million, of which $0.3 million was a component of general and administrative expenses and $0.2 million was a component of research and development expenses. For the three months ended June 30, 2007, we recognized compensation expense for stock-based compensation plans of $0.8 million, of which $0.3 million was a component of general and administrative expenses and $0.5 million was a component of research and development expenses.
The compensation cost recognized in the Statement of Operations for the six months ended June 30, 2008, for our stock-based compensation plans was $1.4 million, of which $0.8 million was a component of general and administrative expenses and $0.6 million was a component of research and development expenses. For the six months ended June 30, 2007, we recognized compensation cost for stock-based compensation plans of $1.7 million, of which $0.6 million was a component of general and administrative expenses and $1.1 million was a component of research and development expenses.

The weighted-average fair value of the stock option awards granted during each of the six-month periods ended June 30, 2008 and 2007, was $0.44 per share and $2.61 per share, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Expected life	5 to 10 years	5.56 to 10 years
Expected volatility	91.9% to 93.9%	87.8% to 89.5%
Risk-free interest rate	2.67% to 3.73%	4.52% to 5.03%
Dividend yield	0%	0%
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
A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the six month period ended June 30, 2008 is presented below.

		Exercise Price	Weighted-Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2007	6,327,624	$0.30 - $9.82	$3.16
Granted	2,275,530	$0.41 - $0.74	0.58
Exercised	(166)	$0.54	0.54
Cancelled / Forfeited	(488,817)	$0.54 - $9.82	3.47

Outstanding at June 30, 2008	8,114,171	$0.30 - $9.82	$2.42

As of June 30, 2008, there was $4.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.47 years. The total grant-date fair value of stock options vested during the three and six month periods ended June 30, 2008, were $0.6 million and $1.5 million, respectively.
On June 13, 2008, our stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance under the ESPP by 200,000, and upon approval by our stockholders on that date, the amendment to the ESPP became effective immediately.
We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our consolidated statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the six months ended June 30, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.
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

Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options and warrants. These potential common stock equivalents are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	8,114,171	6,135,598	7,886,225	6,181,858
Warrants	6,744,769	6,527,755	6,744,769	7,085,383

Total	14,858,940	12,663,353	14,630,994	13,267,241

(4)	Marketable Securities
The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	June 30,		December 31,
	2008		2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Mortgage-backed and asset-backed securities due over 90 days	$—	$—	$34	$—

Total marketable securities	$—	$—	$34	$—

(5)	Comprehensive Income/Loss
Comprehensive loss, which is presented in Stockholders’ Equity on our balance sheets, is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in Stockholder’s Equity on our balance sheets. For the three months ended June 30, 2008, both net loss and comprehensive loss were $12.4 million, as there was no unrealized gain or loss on the sale of marketable securities for that period. For the three months ended June 30, 2007, comprehensive loss was $10.7 million, which included a net loss of $10.7 million and an immaterial unrealized gain on the sale of marketable securities. For the six months ended June 30, 2008, both net loss and comprehensive loss were $25.9 million, as there was no unrealized gain or loss on the sale of marketable securities for that period. For the six months ended June 30, 2007, comprehensive loss was $19.6 million, which included a net loss of $19.6 million and an immaterial unrealized gain on the sale of marketable securities.
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
The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Effective upon the execution of those agreements in June 2007, we began recognizing the remaining $6.3 million of deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of June 30, 2008, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. Accordingly, during each of the three month periods ended June 30, 2008 and 2007, we recognized revenue of $0.2 million under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. During each of the six month periods ended June 30, 2008 and 2007, we recognized revenue of $0.5 million under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. Refer to Note 14, “Subsequent Event”, for a discussion of a recent amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement which may change our estimate of the relevant period of our continuing substantive performance obligations under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement for future periods.
Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)
In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to R3487/MEM 3454 upon the completion of the first Phase 2a clinical trial of R3487/MEM 3454 and other predefined events. In May 2008, Roche exercised its license option to R3487/MEM 3454 under the terms of the 2003 Roche Nicotinic Alpha-7 Agonist Agreement, resulting in a $6.0 million milestone payment to us in the second quarter of 2008.
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
In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of R3487/MEM 3454 for the treatment of cognitive impairment associated with schizophrenia, or CIAS (the “R3487/MEM 3454 Phase 2a CIAS clinical trial”), and to include a potential milestone payment by Roche related to the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial. Pursuant to the June 2007 amendment, in order to maintain its rights to R3487/MEM 3454, Roche will be required to make a $17.0 million milestone payment to us upon the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial.
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
Through June 30, 2008, Roche has paid us a total of $42.6 million in connection with this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.6 million, milestone payments of $12.0 million and an equity investment of $10.0 million. In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of June 30, 2008, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. Accordingly, during the three-month periods ended June 30, 2008 and 2007, we recognized revenue of $0.7 million and $0.4 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. During the six month periods ended June 30, 2008 and 2007, we recognized revenue of $1.2 million and $0.8 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Refer to Note 14, “Subsequent Event”, for a discussion of a recent amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement which may change our estimate of the relevant period of our continuing substantive performance obligations under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement for future periods.

Amgen Inc. (PDE10 Inhibitor Program)
In October 2005, we entered into a collaboration with Amgen Inc., or Amgen, for the development of PDE10 inhibitors (the “2005 Amgen PDE10 Inhibitor Agreement”). Under the terms of the agreement, we granted to Amgen a worldwide, exclusive, sublicensable license to our PDE10 inhibitor intellectual property and to any PDE10 intellectual property jointly developed by us and Amgen, for the prevention and treatment of diseases, in all indications, for all uses. We have received a $5.0 million upfront fee, a $2.0 million milestone payment and $7.2 million in research and development funding from Amgen over the initial two-year term of the collaboration during which we and Amgen conducted a collaborative preclinical research program relating to PDE10 inhibitors. In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and to provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.
We recognized revenue under the 2005 Amgen PDE10 Inhibitor Agreement over the initial two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. Accordingly, during the three and six month periods ended June 30, 2007, we recognized revenue of $2.1 million and $4.2 million, respectively, under the 2005 Amgen PDE10 Inhibitor Agreement. We did not recognize any revenue under the 2005 Amgen PDE10 Inhibitor Agreement for the three and six month periods ended June 30, 2008.
The Stanley Medical Research Institute (SMRI ) (MEM 1003 in Bipolar Disorder)
In December 2005, we entered into a development agreement with SMRI, pursuant to which we conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development Agreement”). We received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments. In accordance with EITF No. 00-21, we recognized the milestone payments received from SMRI as a single unit of accounting. As of December 31, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue during the year ended December 31, 2007. During the three- and six-month periods ended June 30, 2008 and 2007, we did not recognize any revenue under the SMRI Development Agreement.
(7)	2005 Private Placement
On September 23, 2005, we completed a private placement in which we issued 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock, resulting in gross proceeds of $31.0 million.
As required under the terms of the Securities Purchase Agreement, pursuant to which the private placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the 2005 Private Placement. The registration statement was declared effective on November 7, 2005, and was terminated on September 26, 2007, following the expiration of our registration obligations.

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
On October 5, 2006, we entered into an agreement to issue and sell in a private placement 28,232,202 shares of our common stock, at a price of $1.11 per share and warrants to purchase an aggregate of 7,058,042 shares of our common stock, at a purchase price of $0.125 per underlying share of common stock. The warrants issued had an exercise price of $1.33 per share and included a net share settlement provision. The securities were sold in two tranches. The first tranche, consisting of the sale of 23,245,724 shares of common stock and all 7,058,042 warrants, closed on October 16, 2006, and resulted in gross proceeds of $26.7 million. The second tranche, consisting of the sale of 4,986,478 shares of common stock, closed on December 18, 2006, and resulted in gross proceeds of approximately $5.5 million.
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
In accordance with the terms of the Securities Purchase Agreement, pursuant to which the 2006 Private Placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of warrants sold in the 2006 Private Placement. The registration statement was declared effective on January 16, 2007. We are required to maintain the effectiveness of the registration statement for a period of three years from the date of the sale of securities in the second tranche or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Securities Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Securities Purchase Agreement. We have determined that it is not probable that we will not meet the registration requirements of the 2006 Private Placement, and therefore, in accordance with EITF 00-19-2, we have not recognized a liability related to such requirements as of June 30, 2008.
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
The first tranche of the 2007 Private Placement closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share, which, pursuant to the terms of the Stock Purchase Agreement, was equal to a 17% premium to the market price of our common stock for the ten trading days ending on the trading day immediately preceding the effective date of the Stock Purchase Agreement. The second tranche of the 2007 Private Placement closed on June 23, 2008, and we sold an aggregate of 4,694,836 shares of our common stock at a price of $0.43 per share, a 17% premium to the market price of our common stock for the ten trading days ending on the trading day immediately preceding our achievement of a predefined milestone under the terms of the Stock Purchase Agreement. Upon our achievement of a predefined milestone related to the R3487/MEM 3454 Phase 2a CIAS clinical trial and subject to the satisfaction of certain closing conditions (including provisions that we have no current intention of terminating the trial and that we are in compliance with requirements for continued listing on Nasdaq), we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation the final tranche of $2.0 million of common stock at a 17% premium to the market price of our common stock for the ten trading days ending on the trading day immediately preceding our achievement of a predefined milestone under the terms of the Stock Purchase Agreement.

In accordance with the terms of the Stock Purchase Agreement, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares issued at the first closing. The registration statement was declared effective on August 7, 2007. In addition, we have agreed to file a second registration statement with the SEC registering for resale any shares sold in the second and third tranches, within 180 days after the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial, which registration statement is required under the terms of the Stock Purchase Agreement to become effective within 270 days following the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial. We are required to maintain the effectiveness of the registration statement(s) for a period of two years from the last issuance of shares of common stock under the Stock Purchase Agreement or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144, which we refer to as the Registration Period. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Stock Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Stock Purchase Agreement. In addition to the registration rights described above, we have granted piggyback registration rights, during the Registration Period, to the holders of securities acquired in the 2007 Private Placement. We have determined that it is not probable that we will not meet the registration requirements of the 2007 Private Placement, and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements as of June 30, 2008.
(10)	Long Term Debt
In March 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Loan Agreement”). Pursuant to the Hercules Loan Agreement, Hercules advanced to us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced to us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”). As of June 30, 2008, there was $14.6 million of principal outstanding under the Hercules Loan Agreement.
The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45%, and the interest rate for the Third Advance is 10.95%. We made interest-only payments on a monthly basis through May 2008, and in June 2008, began repaying the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008, but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which we currently assess as low. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked during the twelve-month period ending June 30, 2009, and therefore we have classified the debt based on the stated maturities.

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
The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. The deferred interest payment due at maturity, amounting to $0.5 million, is classified as Other non-current liabilities on the balance sheet at June 30, 2008 and December 31, 2007. The corresponding costs deferred are included in deferred financing costs and amortized to interest expense over the term of the loan using the effective interest method. In connection with the Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan using the effective interest method.
In accordance with the terms of the Second Warrant, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares of common stock underlying the Warrants issued by us to Hercules in connection with entering into the Hercules Loan Agreement. The registration statement was declared effective on August 7, 2007. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay cash penalties of 1% per month of the aggregate exercise price of the Warrants, up to a maximum of 10%, if we do not meet our registration obligations under the Second Warrant. We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirement as of June 30, 2008.
(11)	Restructuring
In March 2008, we announced a reduction in workforce. We accounted for these restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, for the three months ended March 31, 2008, we recorded an aggregate charge of $0.4 million for employee severance and outplacement costs, of which $0.3 million has been included in research and development costs. The restructuring costs are being paid during the period of March through September 2008. Therefore, an accrued liability of $0.1 million was recognized on the balance sheet as of June 30, 2008. The following table summarizes the restructuring accrual for the six months ended June 30, 2008.

	(In Thousands)
	Balance at			Balance at
	December 31, 2007	Charges	Payments	June 30, 2008

Severance costs	$—	$327	$253	$74
Other restructuring costs	—	31	18	13

Total restructuring costs	$—	$358	$271	$87

(12)	Fair Value Measurement
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
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in our assessment of fair value. Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,173	$18,173	—	—

Total	$18,173	$18,173	—	—
Liabilities:
Put option	$34	—	—	$34

Total	$34	—	—	$34

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3) (in thousands)
Derivatives
Beginning balance at December 31, 2007	$56
Unrealized gains included in operations	(22)

Balance at June 30, 2008	$34

The amount of total gains or losses for the six-month period included in operations (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(22)

(13)	Sublease
In April 2008, we entered into a sublease agreement with Psychogenics Inc. Psychogenics Inc. is required to pay us a monthly rental fee for the next four years which totals $2.3 million, with a right to extend the sublease agreement for an additional two years thereafter. Amounts received under this agreement are reflected as an offset to operating expenses in our Statement of Operations. During each of the three- and six-month periods ended June 30, 2008, we received $0.1 million under this sublease agreement.
(14)	Subsequent Event
In July 2008, we amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to provide that Roche will assume responsibility for future Phase 1 development, and related regulatory filings and manufacturing, for any future nicotinic alpha-7 receptor agonists developed thereunder, and Roche will no longer be obligated to make payments to us relating to early stage clinical development events for such compounds (the “2008 Amendment”). The 2008 Amendment is expected to enable us to accelerate the recognition of revenue for payments we have received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and under the 2002 Roche PDE4 Inhibitor Agreement beginning upon the effective date of the 2008 Amendment.

Under the 2008 Amendment, our only continuing substantive performance obligations are to complete: (i) the Phase 1 clinical trial of R4996/MEM 63098, (ii) the Phase 2a clinical trial of R3487/MEM 3454 in cognitive impairment associated with schizophrenia, (iii) the P50 biomarker study for R3487/MEM 3454, (iv) certain formulation and manufacturing activities, and (v) certain on-going toxicity studies. It is expected that all of the activities associated with these obligations will be complete by the end of the second quarter of 2009. As a result, we now expect to recognize the remaining deferred revenue under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the 2002 Roche PDE4 Inhibitor Agreement over the estimated period of our continuing substantive performance obligations with respect to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of the date of the 2008 Amendment, we have estimated the relevant period of our continuing substantive performance obligations as ending in the second quarter of 2009.
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
• Nicotinic Alpha-7 Agonist Program
Our nicotinic alpha-7 receptor program is being conducted pursuant to a collaboration with Roche, which we entered into in August 2003 and subsequently amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. In May 2008, Roche exercised its license option to R3487/MEM 3454, resulting in a $6.0 million milestone payment to us in the second quarter of 2008.

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
The R3487/MEM 3454 Phase 2a CIAS clinical trial is being funded in part through our stock purchase agreement with SMRI and The Sylvan C. Herman Foundation, pursuant to which we have agreed to sell up to an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007 Private Placement closed in June 2007 and the second tranche closed in June 2008. Upon our achievement of a predefined milestone related to the R3487/MEM 3454 Phase 2a CIAS clinical trial and subject to the satisfaction of certain closing conditions (including provisions that we have no current intention of terminating the trial and that we are in compliance with requirements for continued listing on Nasdaq), we have the option, in our sole discretion, to sell to SMRI and The Sylvan C. Herman Foundation the final tranche of $2.0 million of common stock, at a 17% premium to the market price of our common stock for the ten trading days ending on the day immediately preceding our achieving the final predefined milestone under the Stock Purchase Agreement.
In February 2008, we announced plans to conduct a study of R3487/MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as R3487/MEM 3454, in schizophrenia. External costs of the biomarker study will be funded by Roche under the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement. We expect to initiate the biomarker trial in the fall of 2008 and complete that trial in the first half of 2009.
R4996/MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We commenced a Phase 1 program for R4996/MEM 63908 in August 2007 under a Clinical Trial Application that we filed with Health Canada. We have completed the single ascending dose study portion of the program and studies investigating the effect of food on pharmacokinetic properties and the effect of age and gender on pharmacokinetic properties and tolerability and are currently conducting a multiple ascending dose study.
In July 2008, we amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to provide that Roche will assume responsibility for future Phase 1 development, and related regulatory filings and manufacturing, for any future nicotinic alpha-7 receptor agonists developed thereunder, and Roche will no longer be obligated to make payments to us relating to early stage clinical development events for such compounds (the “2008 Amendment”). The 2008 Amendment enables us to accelerate the recognition of revenue for payments we have received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and under the 2002 Roche PDE4 Inhibitor Agreement.
Through June 30, 2008, Roche has paid us a total of $42.6 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $10.6 million, milestone payments of $12.0 million and an equity investment of $10.0 million.

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
• PDE10 Inhibitor Program
In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders, pursuant to which we conducted a two-year collaborative preclinical research program relating to PDE10 inhibitors in accordance with a predefined research work plan. Under the terms of the 2005 Amgen PDE10 Inhibitor Agreement, Amgen is obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $14.2 million through June 30, 2008 comprised of a $5.0 million upfront fee, $7.2 million in research and development funding and a $2.0 million milestone payment. In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.
• 5-HT6 Antagonist Program
We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS Allelix Corp., or NPS, in October 2003, under a license agreement which we amended and restated in April 2007. We refer to this as our Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. We are evaluating several lead compounds from this portfolio as potential development candidates and plan to advance this program into clinical trials by the end of 2008. Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. We are required to make payments to NPS upon our achievement of specified development and regulatory milestones.
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
In March 2007, we announced that we had completed a Phase 2a trial of MEM 1003 in bipolar mania and that MEM 1003 did not prove effective in that trial. We have completed a full analysis of the data from that trial and do not, at this time, have plans to proceed with further clinical trials of MEM 1003 in bipolar disorder. We conducted the MEM 1003 Phase 2a bipolar disorder clinical trial with funding support from SMRI in the aggregate amount of $3.2 million. Under the agreement with SMRI, we received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding from SMRI in the form of milestone payments.

We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer AG, or Bayer, for the treatment of human peripheral and CNS-related disorders. As of June 30, 2008, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Since our inception, we have incurred substantial losses, and as of June 30, 2008, we had an accumulated deficit of $242.5 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding the R3487/MEM 3454 Phase 2a CIAS clinical trial, which began in December 2007.
We believe that our existing cash and cash equivalents, together with payments expected to be made by our collaboration partners will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules Technology Growth Capital, Inc. (“Hercules”) and capital equipment requirements into the first half of 2009.
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and debt financing.
Since our inception, we have raised gross proceeds totaling $192.8 million through the sale of our equity securities. In September 2005, we raised gross proceeds of $31.0 million in a private placement, issuing 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share. We refer to this as our 2005 Private Placement. In October and December 2006, we closed a two-tranche private placement, raising gross proceeds of $32.2 million and issuing an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. We refer to this as our 2006 Private Placement. In February 2007, we exercised our right to require the exercise of the October 2006 warrants pursuant to their terms, resulting in gross proceeds to us of $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock. In connection with the 2007 Private Placement, we have raised gross proceeds to date of $4.0 million, issuing an aggregate of 694,444 shares of common stock at a price of $2.88 per share in the first tranche, and an aggregate of 4,694,836 shares of our common stock at a price of $0.43 per share in the second tranche.
In March 2007, we entered into a $10.0 million term loan agreement with Hercules (the “Hercules Loan Agreement”), which was amended in June 2007 to increase the maximum loan amount to $15.0 million. As of June 30, 2008, there was $14.6 million of principal outstanding under the Hercules Loan Agreement. We made interest-only payments on the Hercules on a monthly basis through May 2008, and in June 2008 began making principal payments on the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.
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
Through June 30, 2008, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed thereunder. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we have estimated the relevant period of our continuing performance obligations as ending in the fourth quarter of 2013. Refer to Note 14, “Subsequent Event”, for a discussion of a recent amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement which may change our estimate of the relevant period of our continuing substantive performance obligations under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement for future periods.
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
Accrued expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of the actual cost. This is done as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:
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
We apply the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the six months ended June 30, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.
For the three months ended June 30, 2008, we recognized compensation cost for stock-based compensation plans of $0.5 million, of which $0.3 million was a component of general and administrative expenses and $0.2 million was a component of research and development expenses. For the six months ended June 30, 2008, we recognized compensation cost for stock-based compensation plans of $1.4 million of which $0.8 million was a component of general and administrative expenses and $0.6 million was a component of research and development expenses.
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
Classification of Hercules debt
The Hercules Loan Agreement includes as one of the events of default a material adverse effect clause whereby Hercules may accelerate payments of amounts outstanding thereunder if an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise) or prospects or on our ability to perform our obligations under the agreement, and such event or circumstance is not cured. As of June 30, 2008, there was $14.6 million of principal outstanding under the Hercules Loan Agreement. We have classified the debt from Hercules based on the scheduled maturities based on our assessment that it is not likely that the material adverse effect clause will be invoked during the twelve-month period ending June 30, 2009. If, in the future, we estimate that it is likely that the material adverse effect clause will be invoked, all amounts outstanding under our Hercules Loan Agreement at that time would be classified as current.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We adopted SFAS No. 157 as of January 1, 2008, for financial assets and liabilities, and the adoption did not have a material impact on our results of operations or financial position. We have not yet determined the effect, if any, the adoption of SFAS No. 157 for non-financial assets and liabilities may have on our financial statements.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen and from our development agreement with SMRI. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche or Amgen, or any future collaboration partners.

Revenue decreased by $1.8 million, or 66%, to $0.9 million for the three months ended June 30, 2008, from $2.7 million for the three months ended June 30, 2007. The $1.8 million decrease was primarily the result of recognizing $2.1 million in upfront and milestone payments from Amgen during the 2007 period in connection with the PDE10 inhibitor program, offset by $0.3 million in increased milestone payments and research and development funding from Roche in connection with the nicotinic alpha-7 agonist program.
Research and development expense
Research and development expense decreased by $1.0 million, or 9%, to $10.3 million for the three months ended June 30, 2008, from $11.3 million for the three months ended June 30, 2007. The $1.0 million decrease was due primarily to a $1.0 million decrease in costs associated with the nicotinic alpha-7 program and a $0.7 million decrease in personnel-related costs primarily related to our March 2008 restructuring, offset by $0.7 million in increased costs associated with the 5-HT6 antagonist program.
General and administrative expense
General and administrative expense was $2.6 million for both the three months ended June 30, 2008 and 2007.
Interest income and interest expense
Interest income decreased by $0.4 million, or 67%, to $0.2 million for the three months ended June 30, 2008, from $0.6 million for the three months ended June 30, 2007. Interest expense increased by $0.5 million, or 250%, to $0.7 million for the three months ended June 30, 2008, from $0.2 million for the three months ended June 30, 2007. The $0.4 million decrease in interest income was attributable to lower average investment balances and interest rates during the 2008 period. The $0.5 million increase in interest expense was related to higher amounts borrowed under the Hercules Loan Agreement, consummated in March 2007, during the 2008 period.
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
Revenue
We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale within the foreseeable future. To date, our revenue has been derived from our collaborations with Roche and Amgen and from our development agreement with SMRI. Any additional revenue that we may receive in the future is expected to consist primarily of upfront license fees, milestone payments, research and development funding and royalty payments from either Roche or Amgen, or any future collaboration partners.
Revenue decreased by $3.7 million, or 69%, to $1.7 million for the six months ended June 30, 2008, from $5.4 million for the six months ended June 30, 2007. The $3.7 million decrease is primarily the result of recognizing $4.2 million in upfront and milestone payments from Amgen during 2007 in connection with the PDE10 inhibitor program, partially offset by $0.4 million in increased milestone payments and research and development funding from Roche in connection with the nicotinic alpha-7 agonist program.
Research and development expense
Research and development expense increased by $0.1 million, or 1%, to $21.2 million for the six months ended June 30, 2008, from $21.1 million for the six months ended June 30, 2007. The $0.1 million increase was due primarily to $2.6 million in increased costs associated with the nicotinic alpha-7 agonist program and a $1.6 million increase in the 5-HT6 antagonist program costs, partially offset by a $4.0 million decrease in clinical and manufacturing costs related to the MEM 1003 program and a $0.3 million decrease in personnel-related costs, primarily related to our March 2008 restructuring.

General and administrative expense
General and administrative expense increased by $0.7 million, or 15%, to $5.5 million for the six months ended June 30, 2008, from $4.8 million for the six months ended June 30, 2007. The $0.7 million increase was due primarily to an increase of $0.8 million in legal fees and outside services.
Interest income and interest expense
Interest income decreased $0.8 million, or 62%, to $0.5 million for the six months ended June 30, 2008, from $1.3 million for the six months ended June 30, 2007. Interest expense increased $1.1 million, or 366%, to $1.4 million for the six months ended June 30, 2008, from $0.3 million for the six months ended June 30, 2007. The $0.8 million decrease in interest income was attributable to lower average investment balances and interest rates during the 2008 period. The $1.1 million increase in interest expense was related to higher amounts borrowed under the Hercules Loan Agreement, consummated in March 2007, during the 2008 period.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and through debt financing. From inception through June 30, 2008, we have raised net proceeds of $192.8 million from the sale of equity securities excluding purchases made through our ESPP Plan. In addition, through June 30, 2008, we have received $43.2 million in upfront and milestone payments, $29.7 million in research and development funding, $10.4 million from equipment financings, $2.1 million from the reimbursement of external research costs, $9.3 million in interest income and $15.0 million in debt financing.
At June 30, 2008, cash, cash equivalents and marketable securities were $22.1 million as compared to $38.2 million at December 31, 2007. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, whose underlying investments are asset-backed securities, certificate of deposits, commercial paper, corporate notes, funding agreements, master notes, municipal bonds, repurchase agreements and time deposits, with a dollar-weighted average maturity less than sixty days. To date, inflation has not had a material effect on our business.
We expect to incur losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents, together with payments expected to be made by our collaboration partners, will be sufficient to fund our operating expenses, repayment of equipment notes, scheduled obligations under our loan from Hercules, and capital equipment requirements into the first half of 2009. Our collaboration partners are not obligated to make these payments, which are contingent upon our achievement of certain predefined milestones. Accordingly, we cannot assure you that such payments will be received from our collaboration partners when we expect them or at all.
We plan to raise additional equity or other financing and to seek funding from collaboration partners to finance our future cash requirements. However, we may not be able to obtain additional funding on acceptable terms or at all. If we are unsuccessful in our efforts to raise additional funds, we would be required to reduce or curtail our operations and costs.
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
In March 2007, we entered into a $10.0 million term loan agreement with Hercules. Pursuant to the Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into an amendment with Hercules, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million (the “Hercules Amendment”). In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”). As of June 30, 2008, there was $14.6 million of principal outstanding under the Hercules Loan Agreement.

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45% and the interest rate for the Third Advance is 10.95%. We made interest-only payments on a monthly basis through May 2008, and in June 2008 began repaying the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 2.5% of the principal prepaid if paid on or before June 16, 2008, and (ii) 1.5% of the principal prepaid if paid any time after June 16, 2008 but before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate payment of the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked during the period ending June 30, 2009, and therefore, we have classified the debt based on the stated maturities.
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
Net cash used in operating activities was $17.5 million for the six months ended June 30, 2008. This primarily reflects a net loss of $25.9 million and an increase in prepaid and other current assets of $0.5 million, offset by an increase in deferred revenue of $5.1 million, a non-cash stock-based compensation charge of $1.4 million, an increase in accrued expenses of $0.9 million, a non-cash charge for depreciation expense of $0.8 million, a non-cash charge for amortization of deferred financing costs and discount on loans of $0.5 million, an increase in non-current liabilities of $0.1 million and an increase in accounts payable of $0.1 million. Net cash used by investing activities for the six months ended June 30, 2008 was $15,000, representing funds primarily used for capital expenditures and sales of marketable securities. Net cash provided by financing activities during the six months ended June 30, 2008 was $1.5 million, due primarily to the issuance of common stock in connection with the 2007 Private Placement of $2.0 million, offset by a repayment of long-term-debt under the Hercules Loan Agreement of $0.4 million and equipment notes of $0.1 million.

We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in CIAS. Other than the remaining tranche of the 2007 Private Placement, we currently have no other committed sources of capital. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from the past. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Our future cash requirements will depend on many factors, including:
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
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, liquidity and/or operating results. The risk factor set forth below replaces in its entirety the risk factor from our Quarterly Report on Form 10-Q for the period ended March 31, 2008 with the same title.
We are currently not in compliance with Nasdaq rules for continued listing on the NASDAQ Global Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.
Our common stock is currently listed on the NASDAQ Global Market. In order to maintain listing on the NASDAQ Global Market, we must continue to meet certain financial and corporate governance qualifications. On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that for the previous 30 business days we had failed to meet the $1.00 per share minimum closing bid price requirement for continued listing on the NASDAQ Global Market, as required by Marketplace Rule 4450(a)(5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, in addition to failing to comply with the $1.00 per share minimum bid requirement for continued listing on the NASDAQ Global Market, based on our stockholders’ equity at December 31, 2007, we were no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a) (3). On June 6, 2008, we received a letter from the Nasdaq Stock Market notifying us that, because we had not regained compliance with the $1.00 bid price requirement set forth in Marketplace Rule 4450(a)(5), our securities were subject to delisting from The NASDAQ Global Market, unless we requested a hearing. We requested a hearing before the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting of our securities until the Panel issues a decision following the hearing. On July 31, 2008, we appeared before the Nasdaq Listing Qualifications Panel and presented our plan to achieve and sustain compliance with the continued listing requirements of the Nasdaq Stock Market. The plan as presented is currently under review by the Nasdaq Listing Qualification Panel. We cannot assure you that the Panel will approve our plan or that if our plan is approved that we will be successful in achieving and sustaining compliance with the continued listing requirements of the Nasdaq Stock Market.
If the Panel does not accept our plan to achieve and sustain compliance with the continued listing requirements of the Nasdaq Stock Market, the Panel will provide us with written notification that our common stock will be delisted. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NASDAQ Global Market or the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock.
If our common stock is delisted from the Nasdaq Stock Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired. For example, the closing of the remaining tranche of the 2007 Private Placement is contingent upon, among other things, our satisfaction of certain closing conditions, including that we are in material compliance with requirements for continued listing on Nasdaq.
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

Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on June 13, 2008. Holders of an aggregate of 72,725,049 shares of our common stock at the close of business on May 1, 2008 were entitled to vote at the meeting, of which 56,727,019 were present in person or represented by proxy. At the Annual Meeting, our stockholders voted as follows:
Proposal One. To elect three Class I directors for a term expiring on the date of our 2011 Annual Meeting of Stockholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Robert I. Kriebel	55,839,510	887,509
Michael Meyers MPH	55,839,469	887,550
James R. Sulat	55,593,546	1,133,473
Messrs. Kriebel, Meyers and Sulat were each elected to serve as Class I directors, as noted above.
Proposal Two. To approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a specific ratio within a range of 1:2 and 1:10, to be determined by our Board of Directors, in its sole discretion, within a twelve-month period following stockholder approval.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	52,348,643	4,341,365	37,010
There were no broker non-votes with respect to this proposal.
The amendment to our Amended and Restated Certificate of Amendment was approved.
Proposal Three. To approve an amendment to our Amended and Restated 2004 Employee Stock Purchase Plan to increase the number of shares of our common stock reserved for issuance thereunder by 200,000 shares.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	42,845,206	810,557	173,856
There were no broker non-votes with respect to this proposal.
The amendment to our Amended and Restated 2004 ESPP was approved.
Proposal Four. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

	Total Votes For	Total Votes Against	Total Votes Abstained
Total Shares Voted	56,341,992	213,918	171,109
There were no broker non-votes with respect to this proposal.
The appointment of KPMG LLP was ratified.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (as amended)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMORY PHARMACEUTICALS CORP.
By:	/s/ Vaughn M. Kailian
Vaughn M. Kailian
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
Date: August 13, 2008

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (as amended)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002