Form 10-Q
period 2008-09-30
MEMORY PHARMACEUTICALS CORP
filed 2008-11-14
CIK 1062216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
☐ Yes     ☑ No
As of November 1, 2008, the registrant had 82,243,050 shares of common stock, $0.001 par value per share, outstanding.

MEMORY PHARMACEUTICALS CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEMORY PHARMACEUTICALS CORP.
BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$14,024	$38,167
Marketable securities	—	34
Accounts receivable	7,042	54
Prepaid and other current assets	1,307	1,363

Total current assets	22,373	39,618

Property and equipment, net	4,696	5,868
Restricted cash	505	505
Deferred financing costs, net	296	519

Total assets	$27,870	$46,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,196	$1,670
Accrued research and development costs	4,407	1,303
Accrued expenses — other	2,652	2,551
Current portion of equipment notes payable	121	279
Current portion of long-term debt	5,442	2,986
Other current liabilities	3,169	—
Deferred revenue — current	22,576	3,232

Total current liabilities	40,563	12,021
Long-term debt, less current portion	7,129	10,831
Other non-current liabilities	736	506
Equipment notes payable, less current portion	8	66
Deferred revenue — long-term	—	14,819

Total liabilities	48,436	38,243

Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; and 82,243,050 and 72,650,481 issued and outstanding at September 30, 2008, and December 31, 2007, respectively	82	72
Additional paid-in capital	230,767	224,819
Accumulated deficit	(251,415)	(216,624)

Total stockholders’ (deficit) equity	(20,565)	8,267

Total liabilities and stockholders’ (deficit) equity	$27,870	$46,510

See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$4,339	$5,026	$6,038	$10,444
Operating expenses:
Research and development	10,324	8,988	31,558	30,096
General and administrative	2,273	2,259	7,725	7,104

Total operating expenses	12,597	11 ,247	39,283	37,200

Loss from operations	(8,258)	(6,221)	(33,245)	(26,756)

Other (expense) income	(159)	—	(130)	—
Interest:
Income	109	598	586	1,877
Expense	(633)	(559)	(2,002)	(847)

Interest (expense) income, net	(524)	39	(1,416)	1,030

Loss before income taxes	(8,940)	(6,182)	(34,791)	(25,726)
Income taxes	—	(3)	—	3

Net loss	$(8,940)	$(6,179)	$(34,791)	$(25,729)

Basic and diluted net loss per share of common stock	$(0.11)	$(0.09)	$(0.46)	$(0.36)
Basic and diluted weighted average number of shares of common stock outstanding	79,373	72,610	75,077	71,618
See accompanying notes to financial statements.

MEMORY PHARMACEUTICALS CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows used in operating activities:
Net loss	$(34,791)	$(25,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,476
Stock-based compensation	1,899	2,259
Loss on sale of marketable securities	11	—
Amortization of deferred financing costs and discount on loans	732	384
Unrealized loss related to valuation of put option	136	—
Changes in assets and liabilities:
Receivables	(6,988)	(20)
Prepaid and other current assets	56	(344)
Other assets	—	4
Accounts payable	526	1,873
Accrued expenses	3,205	(2,430)
Other current liabilities	3,169	—
Deferred revenue	4,525	(2.598)
Other non-current liabilities	95	—

Net cash used in operating activities	(26,212)	(25,125)

Cash flows from investing activities:
Sales of marketable securities	23	425
Additions to property and equipment	(41)	(374)

Net cash (used in) / provided by investing activities	(18)	51

Cash flows provided by financing activities:
Proceeds from issuance of common stock	4,059	7,262
Proceeds from issuance of loan payable and warrants	—	11,000
Deferred financing costs	—	(261)
Principal repayment of equipment notes payable	(216)	(589)
Principal repayment of long-term debt	(1,756)	—

Net cash provided by financing activities	2,087	17,412

Net decrease in cash and cash equivalents	(24,143)	(7,662)
Cash and cash equivalents, beginning of period	38,167	50,849

Cash and cash equivalents, end of period	$14,024	$43,187

Supplemental cash flow information:
Cash paid for interest	1,292	681
Cash paid for taxes	—	3
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
We have incurred recurring losses from operations, have limited funds, and had an accumulated deficit of $251.4 million at September 30, 2008. We intend to continue the development of commercial products in order to generate future revenue from our programs and from our current and future collaboration agreements.
We financed our initial operations through the sale of redeemable convertible preferred stock and subsequent to that we sold common stock in connection with our initial public offering in April 2004, and in connection with our 2005, 2006 and 2007 Private Placements. Refer to Note 7, “2005 Private Placement,” Note 8, “2006 Private Placement,” and Note 9, “2007 Private Placement.”
We have entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), under which we have $13.2 million of principal outstanding as of September 30, 2008, which is secured by our assets other than our intellectual property (the “Hercules Loan Agreement”). If we default in any material respect in the performance of any covenant contained in the Hercules Loan Agreement or an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise), or prospects, or on our ability to perform our obligations under the Hercules Loan Agreement, and such default or event or circumstance is not cured, Hercules may be able to accelerate the maturity of our obligations. While we believe that such a default is not likely, if Hercules accelerated the maturity of our obligations under the Hercules Loan Agreement, absent additional funding, we cannot assure you that we would have the funds available to repay all amounts that we have borrowed. If we were not able to repay all amounts that we have borrowed, Hercules could, among other remedies, foreclose on our pledged assets. Refer to Note 10, “Long-Term Debt.”
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
On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that for the previous 30 business days we had failed to meet the $1.00 per share minimum closing bid price requirement for continued listing on the NASDAQ Global Market, as required by Marketplace Rule 4450(a) (5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, in addition to failing to comply with the $1.00 per share minimum bid requirement for continued listing on the NASDAQ Global Market, based on our stockholders’ equity at December 31, 2007, we were no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a) (3). On June 6, 2008, we received a letter from the Nasdaq Stock Market notifying us that, because we had not regained compliance with the $1.00 bid price requirement set forth in Marketplace Rule 4450(a) (5), our securities were subject to delisting from the NASDAQ Global Market, unless we requested a hearing. We requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”), which automatically stayed the delisting of our securities. On June 13, 2008, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a specific ratio within the range of 1:2 and 1:10, to be determined by our Board of Directors, in its sole discretion, within a twelve-month period following stockholder approval. On July 31, 2008, we appeared before the Panel and presented our plan to achieve and sustain compliance with the continued listing requirements of the Nasdaq Stock Market, which included a request to transfer our listing to the NASDAQ Capital Market. On October 24, 2008, the Nasdaq Listing Qualifications Panel approved our request to transfer to the NASDAQ Capital Market, subject to an extension to comply with the continued listing requirements, and on October 28, 2008, we began trading on the NASDAQ Capital Market. The Panel has granted us an extension through December 3, 2008 to comply with the $35.0 million market capitalization requirement or the alternative requirement of $2.5 million in stockholders’ equity. In addition, the Panel notified us that as a result of the bid price moratorium announced by the NASDAQ Stock Market on October 16, 2008, in the event we achieve compliance with the other continued listing requirements of the NASDAQ Capital Market by December 3, 2008, we will have through February 2, 2009 to comply with the $1.00 minimum bid price requirement of the NASDAQ Capital Market.
We cannot assure you that we will be successful in achieving and sustaining compliance with the continued listing requirements of the Nasdaq Capital Market in the time frame defined by the Panel. If we do not achieve compliance with these requirements in the timeframe defined by the Panel, the Panel will provide us with written notification that our common stock will be delisted. If our common stock is delisted from the Nasdaq Capital Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.
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
As of September 30, 2008, we had two stock-based compensation plans, our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which we currently grant stock options, and our Second Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP”). In addition, we granted options pursuant to our 1998 Employee, Director and Consultant Stock Option Plan (the “1998 Plan”) until 2004, when our 2004 Plan was adopted. The compensation cost recognized in the Statement of Operations for the three months ended September 30, 2008, for our stock-based compensation plans was $0.5 million, of which $0.3 million was a component of general and administrative expenses and $0.2 million was a component of research and development expenses. For the three months ended September 30, 2007, we recognized compensation expense for stock-based compensation plans of $0.6 million, of which $0.3 million was a component of general and administrative expenses and $0.3 million was a component of research and development expenses.
The compensation cost recognized in the Statement of Operations for the nine months ended September 30, 2008, for our stock-based compensation plans was $1.9 million, of which $1.1 million was a component of general and administrative expenses and $0.8 million was a component of research and development expenses. For the nine months ended September 30, 2007, we recognized compensation cost for stock-based compensation plans of $2.3 million, of which $0.9 million was a component of general and administrative expenses and $1.4 million was a component of research and development expenses.
The weighted-average fair value of the stock option awards granted during each of the nine-month periods ended September 30, 2008 and 2007, was $0.44 per share and $2.24 per share, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model and the assumptions noted in the following table.

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Expected life	5.00 to 10.00 years	5.56 to 10.00 years
Expected volatility	91.91% to 93.94%	87.5% to 89.5%
Risk-free interest rate	2.67% to 3.73%	4.41% to 5.03%
Dividend yield	0%	0%
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
A summary of the stock option activity under our 1998 Plan and our 2004 Plan during the nine month period ended September 30, 2008 is presented below.

		Exercise Price	Weighted-Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2007	6,327,624	$0.30 - $9.82	$3.16
Granted	2,284,530	$0.36 - $0.74	$0.58
Exercised	(166)	$0.54	$0.54
Cancelled / Forfeited	(680,640)	$0.30 - $9.82	$2.89

Outstanding at September 30, 2008	7,931,348	$0.36 - $9.82	$2.44

As of September 30, 2008, there was $3.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.29 years. The total grant-date fair value of stock options vested during the three and nine month periods ended September 30, 2008, were $0.5 million and $2.1 million, respectively.
On June 13, 2008, our stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance under the ESPP by 200,000, and upon approval by our stockholders on that date, the amendment to the ESPP became effective immediately.
We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18) to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the nine months ended September 30, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.
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
Since we had a net loss in each of the periods presented, basic and diluted net loss per share is the same, because the effect of including potential common stock equivalents would be anti-dilutive. Therefore, diluted weighted average shares outstanding exclude shares underlying the stock options and warrants. These potential common stock equivalents are summarized as follows:

	September 30,
	2008	2007
Stock options	7,931,348	6,731,805
Warrants	6,637,156	6,744,769

Total	14,568,504	13,476,574

(4)	Marketable Securities
The following is a summary of our available-for-sale investments in debt securities that we include in current assets on our balance sheets at fair value:

	September 30,		December 31,
	2008		2007
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(in thousands)
Mortgage-backed and asset-backed securities due over 90 days	$—	$—	$34	$—

Total marketable securities	$—	$—	$34	$—

(5)	Comprehensive Income/Loss
Comprehensive loss, which is presented in Stockholders’ (Deficit) Equity on our balance sheets, is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in Stockholder’s (Deficit) Equity on our balance sheets. For the three months ended September 30, 2008, both net loss and comprehensive loss were $8.9 million, as there was no unrealized gain or loss on the sale of marketable securities for that period. For the three months ended September 30, 2007, both net loss and comprehensive loss was $6.2 million, as there was no unrealized gain or loss on the sale of marketable securities. For the nine months ended September 30, 2008, both net loss and comprehensive loss were $34.8 million, as there was no unrealized gain or loss on the sale of marketable securities for that period. For the nine months ended September 30, 2007, comprehensive loss was $25.7 million, which included an immaterial unrealized gain on the sale of marketable securities.
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
The amendment and restatement of the 2002 Roche PDE4 Inhibitor Agreement in June 2007 was predicated on the execution of the amendment to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Effective upon the execution of those agreements in June 2007, we began recognizing the remaining $6.3 million of deferred revenue relating to the non-refundable upfront license fees and milestone payments received under the 2002 Roche PDE4 Inhibitor Agreement as revenue ratably over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of the date of the July 2008 Roche Amendment (as defined below), we have estimated the relevant period of our continuing performance obligations as ending in the third quarter of 2009. Accordingly, during the three month periods ended September 30, 2008 and 2007, we recognized revenue of $0.9 million and $0.3 million, respectively, under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement. During the nine month periods ended September 30, 2008 and 2007, we recognized revenue of $1.4 million and $0.7 million, respectively, under the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement.
Hoffmann-La Roche (Nicotinic Alpha-7 Agonist Program)
In August 2003, we entered into a collaboration with Roche for the development of nicotinic alpha-7 agonists (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”), which was amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sub-licensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We have collaborated with Roche in conducting certain early stage research and development activities with respect to compounds, other than R3487/MEM 3454, being developed under this agreement. We were responsible for conducting Phase 1 clinical trials for these compounds, and Roche was responsible for clinical development from Phase 2a onwards and for commercialization. In addition, Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to R3487/MEM 3454 upon the completion of the first Phase 2a clinical trial of R3487/MEM 3454 and other predefined events. In May 2008, Roche exercised its license option to R3487/MEM 3454 under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, resulting in a $6.0 million milestone payment to us in the second quarter of 2008.
Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the agreement.
In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of R3487/MEM 3454 for the treatment of cognitive impairment associated with schizophrenia, or CIAS (the “R3487/MEM 3454 Phase 2a CIAS clinical trial”), and to include a potential $17.0 million milestone payment by Roche related to the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial.

In February 2008, we announced plans to conduct a study of R3487/MEM 3454 on two biomarkers of schizophrenia, P50 sensory gating and mismatch negativity, in patients with schizophrenia. The primary objective of the trial is to study P50 sensory gating and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as R3487/MEM 3454, in schizophrenia. External costs of the biomarker study will be funded in full by Roche under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.
In July 2008, we amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to provide that Roche will assume responsibility for future Phase 1 development, and related regulatory filings and manufacturing, for any future nicotinic alpha-7 receptor agonists developed thereunder, and that Roche will no longer be obligated to make payments to us relating to early stage clinical development events for such compounds (the “July 2008 Roche Amendment”).
In September 2008, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to expand the R3487/MEM 3454 Phase 2a CIAS clinical trial to allow for an increase in the target number of patients enrolled in the trial to up to approximately 212 patients. Under the terms of this amendment, all costs related to the expansion of the study will be funded by Roche, and in October 2008, Roche paid us $3.1 million, in advance, to cover such costs. At the conclusion of the study, the actual costs related to the study expansion will be assessed. In the event that the actual costs of the study expansion are less than $3.1 million, we are obligated to refund to Roche the excess amount advanced to us, and if the actual costs exceed $3.1 million, Roche is obligated to reimburse us for such excess. In addition to funding the study expansion costs, Roche has agreed to accelerate a portion of the $17.0 million payment associated with the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial as follows: $3.5 million was paid in October 2008 in connection with entering into the amendment and $5.0 million is to be paid upon the completion of planned enrollment for the R3487/MEM 3454 Phase 2a CIAS clinical trial. The remaining $8.5 million will become due 30 days following the availability of top-line data from the R3487/MEM 3454 Phase 2a CIAS clinical trial, which we expect to report in the second quarter of 2009.
Through September 30, 2008, Roche has paid us a total of $43.0 million in connection with this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $11.0 million, milestone payments of $12.0 million and an equity investment of $10.0 million. In accordance with EITF No. 00-21, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. As a result of the July 2008 Roche Amendment, our only continuing substantive performance obligations are to complete: (i) the Phase 1 clinical trial of R4996/MEM 63098, (ii) the Phase 2a clinical trial of R3487/MEM 3454 in cognitive impairment associated with schizophrenia, (iii) the P50 biomarker study for R3487/MEM 3454, (iv) certain formulation and manufacturing activities, and (v) certain on-going toxicity studies. It is expected that all of the activities associated with these obligations will be complete by the end of the third quarter of 2009. As a result, we now expect to recognize the remaining deferred revenue under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the 2002 Roche PDE4 Inhibitor Agreement over the estimated period of our continuing substantive performance obligations with respect to the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of the date of the July 2008 Roche Amendment, we have estimated the relevant period of our continuing substantive performance obligations as ending in the third quarter of 2009. As of June 30, 2008, the estimate of the end of the relevant period of our continuing performance obligations under this agreement had been the fourth quarter of 2013.
Accordingly, during the three month periods ended September 30, 2008 and 2007, we recognized revenue of $3.4 million and $0.4 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement. During the nine month periods ended September 30, 2008 and 2007, we recognized revenue of $4.6 million and $1.2 million, respectively, under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement.

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
We recognized revenue under the 2005 Amgen PDE10 Inhibitor Agreement over the initial two-year period of the collaboration based on the level of actual research efforts expended in a period as compared to our estimated efforts over the full period. Accordingly, during the three and nine month periods ended September 30, 2007, we recognized revenue of $2.1 million and $6.3 million, respectively, under the 2005 Amgen PDE10 Inhibitor Agreement. We did not recognize any revenue under the 2005 Amgen PDE10 Inhibitor Agreement for the three and nine month periods ended September 30, 2008.
The Stanley Medical Research Institute (SMRI ) (MEM 1003 in Bipolar Disorder)
In December 2005, we entered into a development agreement with SMRI, pursuant to which we conducted a Phase 2a bipolar disorder clinical trial of MEM 1003 (the “SMRI Development Agreement”). We received an aggregate of $3.2 million in funding from SMRI, the full amount that we were eligible to receive under the SMRI Development Agreement. We received $1.0 million of this funding in exchange for the issuance of 440,367 shares of our common stock and a warrant to purchase 154,128 shares of our common stock at an exercise price of $2.62 per share that expires on December 19, 2010. We received the remaining $2.2 million of funding in the form of milestone payments. In accordance with EITF No. 00-21, we recognized the milestone payments received from SMRI as a single unit of accounting. As of September 30, 2007, all of our obligations and all of SMRI’s predefined milestone payment obligations under the SMRI Development Agreement were satisfied. Accordingly, for the three and nine month periods ended September 30, 2007, we recognized the aggregate milestone payments received from SMRI of $2.2 million as revenue. During the three and nine month periods ended September 30, 2008, we did not recognize any revenue under the SMRI Development Agreement.
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
In accordance with the terms of the Securities Purchase Agreement, pursuant to which the 2006 Private Placement was consummated, we filed a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of warrants sold in the 2006 Private Placement. The registration statement was declared effective on January 16, 2007. We are required to maintain the effectiveness of the registration statement for a period of three years from the date of the sale of securities in the second tranche or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Securities Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Securities Purchase Agreement. We have determined that it is not probable that we will not meet the registration requirements of the 2006 Private Placement, and therefore, in accordance with EITF 00-19-2, we have not recognized a liability related to such requirements as of September 30, 2008.
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
The first tranche of the 2007 Private Placement closed on June 20, 2007, and we sold an aggregate of 694,444 shares of our common stock at a price of $2.88 per share, which, pursuant to the terms of the Stock Purchase Agreement, was equal to a 17% premium to the market price of our common stock for the ten trading days ending on the trading day immediately preceding the effective date of the Stock Purchase Agreement. The second tranche of the 2007 Private Placement closed on June 23, 2008, and we sold an aggregate of 4,694,836 shares of our common stock at a price of $0.43 per share, and the third tranche closed on August 25, 2008, and we sold an aggregate of 4,739,336 shares of our common stock at a price of $0.42 per share, in each case, the shares were sold at a 17% premium to the market price of our common stock for the ten trading days ending on the trading day immediately preceding our achievement of a predefined milestone under the terms of the Stock Purchase Agreement.
In accordance with the terms of the Stock Purchase Agreement, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares issued at the first closing. The registration statement was declared effective on August 7, 2007. In addition, we have agreed to file a second registration statement with the SEC registering for resale any shares sold in the second and third tranches, within 180 days after the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial, which registration statement is required under the terms of the Stock Purchase Agreement to become effective within 270 days following the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial. We are required to maintain the effectiveness of the registration statement(s) for a period of two years from the last issuance of shares of common stock under the Stock Purchase Agreement or, if earlier, until all registered shares of common stock may be sold within any 90 day period under Rule 144, which we refer to as the Registration Period. We will be required to pay cash penalties of 1% per month of the aggregate purchase price of securities sold under the Stock Purchase Agreement, up to a maximum of 10%, if we do not meet our registration obligations under the Stock Purchase Agreement. In addition to the registration rights described above, we have granted piggyback registration rights, during the Registration Period, to the holders of securities acquired in the 2007 Private

Placement. We have determined that it is not probable that we will not meet the registration requirements of the 2007 Private Placement, and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirements as of September 30, 2008.
(10)	Long-Term Debt
In March 2007, we entered into a $10.0 million term loan agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Loan Agreement”). Pursuant to the Hercules Loan Agreement, Hercules advanced to us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into the Hercules Amendment, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million. In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced to us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”). As of September 30, 2008, there was $13.2 million of principal outstanding under the Hercules Loan Agreement.
The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45%, and the interest rate for the Third Advance is 10.95%. We made interest-only payments on a monthly basis through May 2008, and in June 2008, began repaying the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to 1.5% of the principal prepaid if paid before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which in prior periods we have assessed as low and currently assess as reasonably possible. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other (expense) income. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked during the twelve-month period ending September 30, 2009, and therefore we have classified the debt based on the stated maturities.
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
The loan includes a deferred interest payment of 3% of the amount borrowed under the Hercules Loan Agreement, which is payable on the maturity date. The deferred interest payment due at maturity, amounting to $0.5 million, is classified as Other non-current liabilities on the balance sheet at September 30, 2008 and December 31, 2007. The corresponding costs deferred are included in deferred financing costs and amortized to interest expense over the term of the loan using the effective interest method. In connection with the Hercules Loan Agreement, we incurred $0.3 million of additional deferred financing costs. These costs are also being amortized over the term of the loan using the effective interest method.
In accordance with the terms of the Second Warrant, on July 10, 2007, we filed a registration statement with the SEC to register for resale the shares of common stock underlying the Warrants issued by us to Hercules in connection with entering into the

Hercules Loan Agreement. The registration statement was declared effective on August 7, 2007. Under the terms of the Second Warrant and except as otherwise permitted under the Hercules Amendment, the registration statement must remain effective through June 18, 2009 or, if earlier, until all registered shares of common stock may be sold under Rule 144 during any 90 day period. We will be required to pay cash penalties of 1% per month of the aggregate exercise price of the Warrants, up to a maximum of 10%, if we do not meet our registration obligations under the Second Warrant. We have determined that it is not probable that we will not meet the registration requirements set forth in the Second Warrant and therefore, in accordance with EITF No. 00-19-2, we have not recognized a liability related to such requirement as of September 30, 2008.
(11)	Restructuring
In March 2008, we reduced our overall headcount in order to shift our resources toward development activities. In September 2008, we implemented a second reduction in our workforce in order to further reduce our costs. As part of the September reduction in force, our workforce will be reduced across all areas of the business. We incurred restructuring costs in connection with both workforce reductions. We accounted for these restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146).
September 2008 Activities
For the three months ended September 30, 2008, we recorded an aggregate charge of $1.5 million for employee severance, stay-on bonuses, and outplacement costs, of which $1.4 million has been included in research and development costs. The restructuring costs are being paid during the period of September 2008 through September 2009. Therefore, an accrued liability of $1.5 million was recognized on our balance sheet as of September 30, 2008. The following table summarizes the restructuring accrual for the September 2008 workforce reduction, as of the nine months ended September 30, 2008.
The total restructuring costs related to the stay-on bonuses is $0.4 million. This is being accrued over the service period earned. As of September 30, 2008, $45,000 of the stay-on bonus was included in the restructuring accrual.

	(In Thousands)
	Balance at				Balance at
	December 31,			Changes in	September 30,
	2007	Charges	Payments	Estimates	2008

Severance costs	$—	$1,372	$(26)	$—	$1,346
Other restructuring costs	—	113	(6)	—	107

Total restructuring costs	$—	$1,485	$(32)	$—	$1,453

March 2008 Activities
For the three months ended March 31, 2008, we recorded an aggregate charge of $0.4 million for employee severance and outplacement costs, of which $0.3 million has been included in research and development costs. The charge was reduced in September 2008 by $12,500 to reflect the cost of outplacement services not utilized by employees. The restructuring costs were paid during the period of March through September 2008. The following table summarizes the restructuring accrual, for the March 2008 workforce reduction as of the nine months ended September 30, 2008.

	(In Thousands)
	Balance at				Balance at
	December 31,			Changes in	September 30,
	2007	Charges	Payments	Estimates	2008

Severance costs	$—	$327	$(327)	$—	$—
Other restructuring costs	—	31	(18)	(13)	—

Total restructuring costs	$—	$358	$(345)	$(13)	$—

Combined 2008 Activities
For the three months ended September 30, 2008, we recorded an aggregate charge of $1.5 million as described in the September 2008 Activities above. For the nine months ended September 30, 2008, we recorded an aggregate charge of $1.8 million, which is a combination of the March and September 2008 Activities as described above.
Payments related to this restructuring were $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2008, respectively.
The following table summarizes the restructuring accrual for the combined 2008 workforce reductions as of September 30, 2008.

	(In Thousands)
	Balance at				Balance at
	December 31,			Changes in	September 30,
	2007	Charges	Payments	Estimates	2008

Severance costs	$—	$1,699	$(353)	$—	$1,346
Other restructuring costs	—	144	(24)	(13)	107

Total restructuring costs	$—	$1,843	$(377)	$(13)	$1,453

(12)	Fair Value Measurement
Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement (SFAS No. 157), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, SFAS No. 157 will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
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
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in our assessment of fair value. Financial assets and liabilities carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,763	$10,763	$—	$—

Total	$10,763	$10,763	$—	$—
Liabilities:
Put option	$192	$—	$—	$192

Total	$192	$—	$—	$192

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3) (in thousands)

Derivatives
Beginning balance at December 31, 2007	$56
Unrealized losses included in operations	136

Balance at September 30, 2008	$192

The amount of total gains or losses for the nine-month period included in operations (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$136

(13)	Sublease
In April 2008, we entered into a sublease agreement with Psychogenics Inc. Psychogenics is required to pay us a monthly rental fee for the next four years which totals $2.3 million, with a right to extend the sublease agreement for an additional two years thereafter. Amounts received under this agreement are reflected as an offset to operating expenses in our Statement of Operations. During the three and nine month periods ended September 30, 2008, we received $0.1 million and $0.2 million, respectively, under this sublease agreement.

(14)	Commitments and Contingencies

Employment Arrangements
On September 30, 2008, we entered into an employment agreement which provides for certain severance arrangement and change of control benefits, including acceleration of the vesting of stock options.
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

Our drug development pipeline currently includes five programs, nicotinic alpha-7 agonists, PDE4 inhibitors, PDE10 inhibitors, 5-HT6 antagonists and an L-type calcium channel modulator. We seek to leverage our pipeline of early development candidates through collaborations with leading pharmaceutical and biotechnology companies. We have a collaboration with Roche for the development of nicotinic alpha-7 agonists and a collaboration with Amgen for the development of PDE10 inhibitors. We are currently actively developing compounds from both the PDE4 inhibitor program and the 5-HT6 program and funding that development on our own.
• Nicotinic Alpha-7 Agonist Program
Our nicotinic alpha-7 receptor program is being conducted pursuant to a collaboration with Roche, which we entered into in August 2003 (the “2003 Roche Nicotinic Alpha-7 Agonist Agreement”), and subsequently amended and restated in February 2006 (the “Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement”). Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we granted to Roche a worldwide, exclusive, sublicensable license to all of our patent rights and know-how with respect to our nicotinic alpha-7 agonists, other than R3487/MEM 3454, for the prevention and treatment of diseases, in all indications, for either human or veterinary use. We have collaborated with Roche in conducting certain early stage research and development activities with respect to these compounds, and we were responsible for conducting Phase 1 clinical trials for such compounds. Roche was responsible for clinical development from Phase 2a onwards and for commercialization of such compounds. In addition, Roche retained the option granted under the 2003 Roche Nicotinic Alpha-7 Agonist Agreement to secure a license to R3487/MEM 3454 upon completion of the first Phase 2a clinical trial of R3487/MEM 3454 and other predefined events. In May 2008, Roche exercised its license option to R3487/MEM 3454, resulting in a $6.0 million milestone payment to us in the second quarter of 2008.
Under the terms of the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, we are eligible to receive milestone payments upon our achievement of specified development, regulatory and commercialization milestones (including sales level milestones) for compounds that are developed under the agreement.
R3487/MEM 3454, a partial agonist of the nicotinic alpha-7 receptor, is the lead candidate from our nicotinic alpha-7 agonist program and is being developed for the treatment of Alzheimer’s disease and cognitive impairment associated with schizophrenia (CIAS). In November 2007, we announced positive top-line data from a Phase 2a trial that evaluated the safety and efficacy of R3487/MEM 3454 in patients with mild to moderate Alzheimer’s disease. R3487/MEM 3454 demonstrated a statistically significant effect on cognition at the 5 milligram and 15 milligram doses on both the primary and key secondary endpoints for that trial.
In June 2007, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to, among other changes, provide that we would conduct and pay for a Phase 2a clinical trial of R3487/MEM 3454 in CIAS, which we refer to as the R3487/MEM 3454 Phase 2a CIAS clinical trial. In December 2007, we commenced the R3487/MEM 3454 Phase 2a CIAS clinical trial. In September 2008, we further amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to expand the R3487/MEM 3454 Phase 2a CIAS clinical trial to allow for an increase in the target number of patients enrolled in the trial to up to approximately 212 patients (the “September 2008 Roche Amendment”). Under the terms of this amendment, all costs related to the expansion of the study will be funded by Roche, and in October 2008, Roche paid us $3.1 million, in advance, to cover such costs. At the conclusion of the study, the actual costs related to the study expansion will be assessed. In the event that the actual costs of the study expansion are less than $3.1 million, we are obligated to refund to Roche the excess amount advanced to us, and if the actual costs exceed $3.1 million, Roche is obligated to reimburse us for such excess. In addition to funding the study expansion costs, Roche has agreed to accelerate a portion of the $17.0 million payment associated with the completion of the R3487/MEM 3454 Phase 2a CIAS clinical trial as follows: $3.5 million was paid in October 2008 in connection with entering into the amendment and $5.0 million is to be paid upon the completion of planned enrollment for the R3487/MEM 3454 Phase 2a CIAS clinical trial. The remaining $8.5 million will become due 30 days following the availability of top-line data from the R3487/MEM 3454 Phase 2a CIAS clinical trial, which we expect to report in the second quarter of 2009.
The R3487/MEM 3454 Phase 2a CIAS clinical trial is being funded in part through our stock purchase agreement with SMRI and The Sylvan C. Herman Foundation, pursuant to which we have sold an aggregate of $6.0 million of our common stock in three equal tranches. We refer to this as our 2007 Private Placement. The first tranche of the 2007

Private Placement closed in June 2007, the second tranche closed in June 2008 and the third tranche closed in August 2008.
In February 2008, we announced plans to conduct a biomarker study of R3487/MEM 3454 in patients with schizophrenia. The primary objective of the trial is to study P50 and P300 sensory gating, and mismatch negativity as potential efficacy biomarkers for nicotinic alpha-7 agonists, such as R3487/MEM 3454, in schizophrenia. External costs of the biomarker study will be funded by Roche under the Amended and Restated 2003 Nicotinic Alpha-7 Agonist Agreement. We expect to initiate the biomarker trial in the fourth quarter of 2008 and complete that trial in the third quarter of 2009.
R4996/MEM 63908 is the second drug candidate to be nominated from our nicotinic alpha-7 agonist program and is also a partial agonist of the nicotinic alpha-7 receptor. We commenced a Phase 1 program for R4996/MEM 63908 in August 2007 under a Clinical Trial Application that we filed with Health Canada. We have completed the Phase 1 program and expect to announce results from the program during the fourth quarter of 2008.
In July 2008, we amended the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement to provide that Roche will assume responsibility for future Phase 1 development, and related regulatory filings and manufacturing, for any future nicotinic alpha-7 receptor agonists developed thereunder, and Roche will no longer be obligated to make payments to us relating to early stage clinical development events for such compounds (the “July 2008 Roche Amendment”). The July 2008 Roche Amendment enables us to accelerate the recognition of revenue for payments we have received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and under the 2002 Roche PDE4 Inhibitor Agreement.
Through September 30, 2008, Roche has paid us a total of $43.0 million under this collaboration, comprised of an upfront license fee of $10.0 million, research and development funding of $11.0 million, milestone payments of $12.0 million and an equity investment of $10.0 million.
• PDE4 Inhibitor Program
In July 2002, we entered into a collaboration with Roche for the development of PDE4 inhibitors. During the course of this collaboration, we named two drug candidates, MEM 1414, which has completed Phase 1 clinical trials, and MEM 1917. In June 2007, we restructured the 2002 Roche PDE4 Inhibitor Agreement to reacquire from Roche all rights to the PDE4 inhibitor program. We continue to evaluate alternatives for the further development of our PDE4 inhibitor program, which could include taking the program forward, in whole or in part, on our own or with a new collaboration partner. In addition, we are planning to progress MEM 1414 into a Phase 2a trial in asthma by the end of 2008 and expect to report top-line results from that trial in the second half of 2009. Through June 2007, when we entered into the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement, Roche paid us a total of $26.0 million in connection with our PDE4 inhibitor program, comprised of an upfront license fee of $8.0 million, research and development funding of $14.0 million and milestone payments totaling $4.0 million. Under certain circumstances, we are obligated to make milestone payments to Roche in the future.
• PDE10 Inhibitor Program
In October 2005, we entered into a collaboration with Amgen for the development of PDE10 inhibitors for neurological and psychiatric disorders, pursuant to which we conducted a two-year collaborative preclinical research program relating to PDE10 inhibitors in accordance with a predefined research work plan. Under the terms of the 2005 Amgen PDE10 Inhibitor Agreement, Amgen is obligated to make milestone payments to us upon the achievement of pre-specified research, development, regulatory approval and sales milestones relating to PDE10 inhibitors. Amgen has paid us a total of $14.2 million through September 30, 2008 comprised of a $5.0 million upfront fee, $7.2 million in research and development funding and a $2.0 million milestone payment. In February 2008, the 2005 Amgen PDE10 Inhibitor Agreement was amended to extend our commitment to the preclinical research portion of the collaboration. In connection with the amendment, we agreed to commit and fund certain preclinical research resources and provide Amgen increased access to our screening technologies through February 2009. In exchange, we will receive increased milestone payments upon the achievement of certain predefined development events for the program. In addition, the amendment expanded the scope of compounds eligible for higher tier royalties under the agreement. We have the right to terminate the extension of the research portion of the collaboration upon four weeks’ notice, in which case the amendment will terminate and the terms of the original agreement will be reinstated.

• 5-HT6 Antagonist Program
We have internally developed a portfolio of novel, potent and selective 5-HT6 antagonists, which includes compounds that are covered by intellectual property that we licensed from NPS Allelix Corp., or NPS, in October 2003, under a license agreement which we amended and restated in April 2007. We refer to this as our Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. Under the terms of the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement, we have an exclusive, sub-licensable license under certain NPS patents and know-how to 5-HT6 antagonists for the treatment of diseases, in all indications, for either human or veterinary use. We are required to make payments to NPS upon our achievement of specified development and regulatory milestones. We also are obligated to pay royalties to NPS during the term of the agreement based on a specified percentage of worldwide net sales of products that include 5-HT6 antagonist compounds covered by the Amended and Restated 2003 NPS 5-HT6 Antagonist Agreement. While we are prepared to commence a Phase 1 program for MEM 68626, at this time, we have determined to postpone the commencement of that trial.
• L-Type Calcium Channel Modulator
MEM 1003 is a neuronal L-type calcium channel modulator under development for the treatment of Alzheimer’s disease. In October 2007, we reported top-line results from a Phase 2a study that evaluated the safety and efficacy of MEM 1003 in patients with mild to moderate Alzheimer’s disease. The trial failed to meet its primary endpoint, which was the twelve-week mean change in the Alzheimer’s disease Assessment Scale-Cognitive subscale (“ADAS-cog”) score in the overall population. Based on these results, we have determined that any further development of MEM 1003 would require our securing a collaboration partner for this program.
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
We have an exclusive worldwide, sub-licensable license to MEM 1003 from Bayer AG, or Bayer, for the treatment of human peripheral and CNS-related disorders. As of September 30, 2008, we had paid $2.0 million in upfront and milestone payments to Bayer under this agreement. We are required to make additional payments to Bayer of up to $18.0 million in the event that we achieve specified milestones and to pay royalties on sales of any products incorporating MEM 1003.
Since our inception, we have incurred substantial losses, and as of September 30, 2008, we had an accumulated deficit of $251.4 million, of which $19.5 million related to preferred stock dividends that were forfeited upon the conversion of our redeemable convertible preferred stock upon the closing of our initial public offering on April 8, 2004. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies, including payroll and payroll-related costs, manufacturing costs of preclinical and clinical grade materials, facility and facility-related costs, preclinical study costs, clinical trial costs, and general and administrative costs. We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding the R3487/MEM 3454 Phase 2a CIAS clinical trial, which began in December 2007.
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
Since our inception, we have raised gross proceeds totaling $194.8 million through the sale of our equity securities. In September 2005, we raised gross proceeds of $31.0 million in a private placement, issuing 16,112,158 shares of common stock, at a price of $1.90 per share, and warrants to purchase an aggregate of 5,639,232 shares of common stock at an exercise price of $2.22 per share.

We refer to this as our 2005 Private Placement. In October and December 2006, we closed a two-tranche private placement, raising gross proceeds of $32.2 million and issuing an aggregate of 28,232,202 shares of our common stock at a purchase price of $1.11 per share and warrants to purchase 7,058,042 shares of our common stock at an exercise price of $1.33 per share. We refer to this as our 2006 Private Placement. In February 2007, we exercised our right to require the exercise of the October 2006 warrants pursuant to their terms, resulting in gross proceeds to us of $5.0 million and the issuance of an aggregate of 5,402,593 additional shares of common stock. In connection with the 2007 Private Placement, we have raised gross proceeds to date of $6.0 million, issuing an aggregate of 694,444 shares of common stock at a price of $2.88 per share in the first tranche, an aggregate of 4,694,836 shares of our common stock at a price of $0.43 per share in the second tranche and an aggregate of 4,739,336 shares of our common stock at a price of $0.42 per share in the third tranche.
In March 2007, we entered into a $10.0 million term loan agreement with Hercules (the “Hercules Loan Agreement”), which was amended in June 2007 to increase the maximum loan amount to $15.0 million. As of September 30, 2008, there was $13.2 million of principal outstanding under the Hercules Loan Agreement. We made interest-only payments on the Hercules on a monthly basis through May 2008, and in June 2008 began making principal payments on the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. In connection with the Hercules Loan Agreement and the Hercules Amendment, we issued to Hercules warrants to purchase 598,086 and 325,521 shares of our common stock at exercise prices of $2.09 and $1.92 per share, respectively.
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
Through September 30, 2008, we are recognizing the non-refundable upfront license fees, milestone payments, and research and development funding received under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement and the remaining deferred revenue from the Amended and Restated 2002 Roche PDE4 Inhibitor Agreement as a single unit of accounting over the estimated period of our continuing performance obligations with respect to the first compound to be developed thereunder. Solely for purposes of revenue recognition under the Amended and Restated 2003 Roche Nicotinic Alpha-7 Agonist Agreement, as of the date of the July 2008 Roche Amendment, we have estimated the relevant period of our continuing substantive performance obligations as ending in the third quarter of 2009. As of June 30, 2008, the estimate of the end of the relevant period of our continuing performance obligations under this agreement had been the fourth quarter of 2013.
We periodically review the estimated development periods and our estimated research efforts under our collaborations and, to the extent such estimates change, the impact of such change is recorded prospectively. Payments received from our collaboration partners for research and development activities performed by us that are deemed to be a separate unit of accounting, as defined by EITF No. 00-21, are recognized as revenue as research and development services are performed. Otherwise, the payments are recognized as revenue over the term of the applicable collaboration agreement or the expected period of our continuing substantive performance obligations under the agreement.
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
Research and development expense
Research and development expense consists primarily of costs associated with our internal research and development activities, including salaries, and related expenses for personnel, stock-based compensation, costs of facilities and equipment, fees paid to contract research organizations and consultants in connection with our preclinical studies and clinical trials, including for services such as the independent monitoring of our clinical trials and the evaluation of data from our clinical trials, costs of materials used in research and development, upfront and milestone payments under our in-licensing agreement, consulting, license and sponsored university-based research fees paid to third parties, and depreciation of capital assets used to develop our drug candidates.

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
We apply the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), to our non-employee stock-based awards. Under EITF No. 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the non-employee to earn the equity instrument is reached or (2) the date at which the non-employee’s performance is complete. We recognize stock-based compensation expense for the fair value of the awards in our statements of operations. Application of EITF No. 96-18 requires us to measure the fair value of the awards as of each reporting date up to and including the final vesting date. During the nine months ended September 30, 2008, we issued stock options to purchase 130,000 shares of common stock to non-employees.
For the three months ended September 30, 2008, we recognized compensation cost for stock-based compensation plans of $0.5 million, of which $0.3 million was a component of general and administrative expenses and $0.2 million was a component of research and development expenses. For the nine months ended September 30, 2008, we recognized compensation cost for stock-based compensation plans of $1.9 million of which $1.1 million was a component of general and administrative expenses and $0.8 million was a component of research and development expenses.
We continue to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant.
Valuation of Hercules put option
The Hercules Loan Agreement includes a provision whereby Hercules may require that all amounts outstanding under the Hercules Loan be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. Valuation of this derivative is based on an Option Price Model adjusted for the estimated probability of a change in control of the Company. The Option Price Model uses estimates and assumptions based on historical and projected data. One of the key assumptions impacting the value of this derivative security is the estimate of the likelihood of a change in control, which in prior periods we have assessed as low and currently assess as reasonably possible. Changes to future estimates of the likelihood of a change in control may have a material impact on the valuation of the derivative. Any change in the value of the derivative over the life of the loan is being recognized as other (expense) income.
Classification of Hercules debt
The Hercules Loan Agreement includes as one of the events of default a material adverse effect clause whereby Hercules may accelerate payments of amounts outstanding thereunder if an event occurs or circumstance exists that has a material adverse effect on our business, operations, properties, assets, condition (financial or otherwise) or prospects or on our ability to perform our obligations under the agreement, and such event or circumstance is not cured. As of September 30, 2008, there was $13.2 million of principal outstanding under the Hercules Loan Agreement. We have classified the debt from Hercules based on the scheduled maturities based on our assessment that it is not likely that the material adverse effect clause will be invoked during the twelve-month period ending September 30, 2009. If, in the future, we estimate that it is likely that the material adverse effect clause will be invoked, all amounts outstanding under our Hercules Loan Agreement at that time would be classified as current.

Registration payment arrangements
To date, we have entered into one debt and several equity financing transactions. In connection with our issuance of equity securities of the Company, we have granted certain stockholders registration rights. In most cases, these registration rights agreements impose a penalty on us if we fail to meet our obligations under those agreements.
We account for registration rights arrangements and the related penalty provisions under FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies, and Financial Accounting Standards Board (FASB) Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.
We are currently maintaining effective registration statements with regard to the securities covered by registration rights agreements, and we do not deem it probable that we will incur a liability as a result of non-compliance with these agreements. As a result, for the nine months ended September 30, 2008, we have not recognized any contingent liabilities relating to our registration rights agreements.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
Revenue
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

Revenue decreased by $0.7 million, or 14%, to $4.3 million for the three months ended September 30, 2008, from $5.0 million for the three months ended September 30, 2007. The $0.7 million decrease primarily reflects the fact that we recognized revenue of $2.1 from Amgen in connection with the PDE10 inhibitor program and $2.2 million from SMRI in connection with the Phase 2a bipolar disorder clinical trial of MEM 1003 during the 2007 period, but not in the 2008 period. This decrease was partially offset by $3.7 million in additional revenue recognized in 2008, which related to milestone payments and research and development funding received from Roche and the accelerated deferred revenue recognition in connection with the change in the estimated period of our continuing performance obligations for the nicotinic alpha-7 agonist program that resulted from the July 2008 Amendment.
Research and development expense
Research and development expense increased by $1.3 million, or 14%, to $10.3 million for the three months ended September 30, 2008, from $9.0 million for the three months ended September 30, 2007. The $1.3 million increase was due primarily to a $1.4 million increase in costs related to our September 2008 restructuring, a $1.0 million increase in costs associated with the nicotinic alpha-7 program, $0.6 million in increased costs associated with the 5-HT6 antagonist program, and $0.6 million in increased costs associated with the PDE4 inhibitor program, offset by $1.1 million in decreased costs associated with the MEM 1003 program, a $0.8 million decrease in other personnel-related costs and a $0.3 million decrease in administrative costs.
General and administrative expense
General and administrative expense was $2.3 million for both of the three month periods ended September 30, 2008 and 2007.
Interest income and interest expense
Interest income decreased by $0.5 million, or 83%, to $0.1 million for the three months ended September 30, 2008, from $0.6 million for the three months ended September 30, 2007. Interest expense was $0.6 million for both of the three month periods ended September 30, 2008 and 2007. The $0.5 million decrease in interest income was attributable to lower average investment balances and interest rates during the 2008 period.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
Revenue
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
Revenue decreased by $4.4 million, or 42%, to $6.0 million for the nine months ended September 30, 2008, from $10.4 million for the nine months ended September 30, 2007. The $4.4 million decrease primarily reflects the fact that we recognized revenue of $6.3 million from Amgen in connection with the PDE10 inhibitor program and $2.2 million from SMRI in connection with the Phase 2a bipolar disorder clinical trial of MEM 1003 during the 2007 period, but not in the 2008 period. This decrease was partially offset by $4.1 million in additional revenue recognized in 2008, which related to milestone payments and research and development funding received from Roche and the accelerated deferred revenue recognition in connection with the change in the estimated period of our continuing performance in connection with the nicotinic alpha-7 agonist program that resulted from the July 2008 amendment.
Research and development expense
Research and development expense increased by $1.5 million, or 5%, to $31.6 million for the nine months ended September 30, 2008, from $30.1 million for the nine months ended September 30, 2007. The $1.5 million increase was due primarily to $3.6 million in increased costs associated with the nicotinic alpha-7 agonist program, $2.2 million in increased costs associated with the 5-HT6 antagonist program, a $1.7 million increase in costs primarily related to our March and September 2008 restructurings and $1.3 million in increased costs associated with the PDE4 inhibitor program, offset by $5.1 million in decreased costs associated with the MEM 1003 program, a $1.5 million decrease in stock-based compensation and other personnel-related costs, and a $0.7 million decrease in administrative costs.

General and administrative expense
General and administrative expense increased by $0.6 million, or 8%, to $7.7 million for the nine months ended September 30, 2008, from $7.1 million for the nine months ended September 30, 2007. The $0.6 million increase was due primarily to an increase of $0.6 million in legal and patent fees.
Interest income and interest expense
Interest income decreased $1.3 million, or 68%, to $0.6 million for the nine months ended September 30, 2008, from $1.9 million for the nine months ended September 30, 2007. Interest expense increased $1.2 million, or 150%, to $2.0 million for the nine months ended September 30, 2008, from $0.8 million for the nine months ended September 30, 2007. The $1.3 million decrease in interest income was attributable to lower average investment balances and interest rates during the 2008 period. The $1.2 million increase in interest expense was related to higher amounts outstanding under the Hercules Loan Agreement, consummated in March 2007, during the 2008 period.
Liquidity and capital resources
We have financed our operations since inception through the sale of equity securities, payments received under our collaboration and development agreements, equipment financings, interest income and through debt financing. From inception through September 30, 2008, we have raised net proceeds of $194.8 million from the sale of equity securities, excluding purchases made through our ESPP Plan. In addition, through September 30, 2008, we have received $43.2 million in upfront and milestone payments, $29.7 million in research and development funding, $10.4 million from equipment financings, $2.5 million from the reimbursement of external research costs, $9.4 million in interest income and $15.0 million in debt financing.
At September 30, 2008, cash, cash equivalents and marketable securities were $14.0 million as compared to $38.2 million at December 31, 2007. Our cash, cash equivalents and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, whose underlying investments are asset-backed securities, certificate of deposits, commercial paper, corporate notes, funding agreements, master notes, municipal bonds, repurchase agreements and time deposits, with a dollar-weighted average maturity less than sixty days. To date, inflation has not had a material effect on our business.
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
In March 2007, we entered into a $10.0 million term loan agreement with Hercules. Pursuant to the Hercules Loan Agreement, Hercules advanced us $6.0 million in March 2007 (the “First Advance”). In June 2007, we entered into an amendment with Hercules, increasing the aggregate amount that we may borrow from Hercules from $10.0 million to $15.0 million (the “Hercules Amendment”). In connection with the Hercules Amendment, Hercules advanced us an additional $5.0 million in June 2007 (the “Second Advance”). In October 2007, Hercules advanced us the remaining $4.0 million available under the Hercules Loan Agreement (the “Third Advance”). Under the terms of the agreement we began making principal payments to Hercules in June 2008. As of September 30, 2008, there was $13.2 million of principal outstanding under the Hercules Loan Agreement.

The principal balance of each advance under the Hercules Loan Agreement bears interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 3.20%. The interest rate for the First and Second Advance is 11.45% and the interest rate for the Third Advance is 10.95%. We made interest-only payments on a monthly basis through May 2008, and in June 2008 began repaying the Hercules Loan, which is required to be repaid in 30 equal monthly installments of principal and interest. The Hercules Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to 1.5% of the principal prepaid if paid before the maturity date. Once repaid, we may not reborrow any advances. Hercules may require that all amounts outstanding under the Hercules Loan Agreement be prepaid upon a change of control or sale of substantially all of our assets. Hercules’ right to require prepayment is a derivative security, the fair value of which reduced the carrying value of the debt. The debt discount is being accreted over the term of the outstanding loan using the effective interest method, and any change in the value of the derivative over the life of the loan is being recognized as other income or expense. Our obligations under the Hercules Loan Agreement are collateralized by substantially all of our assets, now owned or hereafter acquired, other than our intellectual property. The Hercules Loan Agreement contains customary covenants that, among other things, restrict our ability to incur indebtedness and pay cash dividends on our capital stock. The Hercules Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate payment of the amounts outstanding under the Hercules Loan Agreement. In addition, the Hercules Loan Agreement provides that events of default include an event that has a material adverse effect, as defined in such agreement. We do not believe that it is likely that the material adverse effect clause will be invoked during the period ending September 30, 2009, and therefore, we have classified the debt based on the stated maturities.
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
Net cash used in operating activities was $26.2 million for the nine months ended September 30, 2008. This primarily reflects a net loss of $34.8 million and an increase in receivables of $7.0 million, offset by an increase in deferred revenue of $4.5 million, an increase in accrued expenses and other current liabilities, of $6.4 million in total, a non-cash stock-based compensation charge of $1.9 million, a non-cash charge for depreciation expense of $1.2 million, a non-cash charge for amortization of deferred financing costs and discount on loans of $0.7 million, an increase in accounts payable of $0.5 million, an increase in other non-current liabilities of $0.1 million and an increase in unrealized gain /loss related to valuation of put options of $0.1 million. Net cash used by investing activities for the nine months ended September 30, 2008 was $18,000, representing funds primarily used for capital expenditures, partially offset by sales of marketable securities. Net cash provided by financing activities during the nine months ended September 30, 2008 was $2.1 million, due primarily to the issuance of common stock in connection with the 2007 Private Placement of $4.1 million, offset by a repayment of long-term-debt under the Hercules Loan Agreement of $1.8 million and equipment notes of $0.2 million.
We are funding or contemplating funding the development of several of our drug candidates and programs. Our most significant commitment currently is to R3487/MEM 3454, for which we are funding a multi-center Phase 2a clinical trial in CIAS. Our contractual obligations may vary depending upon the results of underlying studies, the completion of preclinical work and/or clinical trials and certain other variables that may yield a result that differs from the past. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all. Our future cash requirements will depend on many factors, including:
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
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, liquidity and/or operating results. The risk factor set forth below replaces in its entirety the risk factor from our Quarterly Report on Form 10-Q for the period June 30, 2008 with the title, “We are currently not in compliance with Nasdaq rules for continued listing on the NASDAQ Global Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.”
We are currently not in compliance with Nasdaq rules for continued listing on the NASDAQ Capital Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.
Effective October 28, 2008, our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market. In order to maintain our listing on the NASDAQ Capital Market, we must continue to meet certain financial and corporate governance qualifications. From the date of our initial public offering through October 28, 2008, our common stock was listed on the NASDAQ Global Market. On December 5, 2007, we received a Staff Deficiency Letter from the Nasdaq Stock Market which stated that we were not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the NASDAQ Global Market, as required by Marketplace Rule 4450(a)(5). On April 2, 2008, we received a second Staff Deficiency Letter from the Nasdaq Stock Market which stated that, based on our stockholders’ equity at December 31, 2007, we were also no longer in compliance with the minimum $10.0 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a)(3). On June 6, 2008, we received a letter from the Nasdaq Stock Market notifying us that, because we had not regained compliance with the $1.00 bid price requirement set forth in Marketplace Rule 4450(a)(5), our securities were subject to delisting from The NASDAQ Global Market, unless we requested a hearing. We requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”), and on July 31, 2008, we appeared before the Panel and presented our plan to achieve and sustain compliance with the continued listing requirements of the Nasdaq Stock Market, which included a request to transfer to the NASDAQ Capital Market. On October 24, 2008, the Panel approved our request to transfer to the NASDAQ Capital Market, subject to an extension to comply with the continued listing requirements, and on October 28, 2008, our common stock began trading on the NASDAQ Capital Market. The Panel has granted us an extension through December 3, 2008 to comply with the NASDAQ Capital Market $35.0 million market capitalization requirement, or the alternative requirement of $2.5 million in stockholders’ equity. In addition, the Panel notified us that as a result of the bid price moratorium announced by the NASDAQ Stock Market on October 16, 2008, in the event we achieve compliance with the other continued listing requirements of the NASDAQ Capital Market by December 3, 2008, we will have through February 2, 2009 to comply with the $1.00 minimum bid price requirement of the NASDAQ Capital Market. We cannot assure you that we will be successful in achieving and sustaining compliance with the continued listing requirements of the Nasdaq Capital Market in the timeframe defined by the Panel.
If we do not achieve and sustain compliance with the continued listing requirements of the NASDAQ Capital Market, the Panel will provide us with written notification that our common stock will be delisted. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock.
If our common stock is delisted from the Nasdaq Capital Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.
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
Item 6. Exhibits

10.1		Amended and Restated Employment Agreement, dated September 30, 2008, by and between the Registrant and James R. Sulat.

10.2	*
Fourth Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated July 15, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

10.3	*
Fifth Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated September 15, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

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
Vaughn M. Kailian
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
Date: November 13, 2008

Exhibit Index

10.1		Amended and Restated Employment Agreement, dated September 30, 2008, by and between the Registrant and James R. Sulat.

10.2	*
Fourth Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated July 15, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

10.3	*
Fifth Amendment to Amended and Restated Strategic Alliance Agreement (Nicotinic Alpha-7 Program) dated September 15, 2008, by and among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc. and the Registrant.

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